Form 10QSB
period 2007-04-30
TECTON CORP
filed 2007-06-14
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To ______________________

Commission file number 333-141817

TECTON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

Bettlistrasse 35
 8600 Dübendorf, Switzerland
(Address of principal executive offices)

(702) 387 2382
(Registrant’s telephone number, including area code)

     ______________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ x ] Yes [ ] No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [ x ] No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. [ ] Yes [ ] No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 7, 2007, the registrant’s outstanding common stock consisted of 73,389,610 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Tecton Corporation (the “Company”, “Tecton”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Tecton Corporation
April 30, 2007
(unaudited)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

TECTON CORPORATION
(An exploration stage company)

TECTON CORPORATION
(An exploration stage company)

FINANCIAL STATEMENTS

APRIL 30, 2007

TECTON CORPORATION
(An exploration stage company)

Index to Financial Statements

TECTON CORPORATION
(An exploration stage company)
BALANCE SHEET
APRIL 30, 2007
(Stated in US dollars)
(Unaudited)

ASSETS:
Cash	$1,253,015
Prepaid expenses	107,808
Accounts receivable	2,030
Other receivable, related party ( Note E )	120,000
1,482,853
Automobile (Note D )	31,167

Total assets	$1,514,020

LIABILITIES AND STOCKHOLDERS' EQUITY
Bank overdraft	$-
Accounts payable and accrued expenses	85,623
Advances from related parties (Note E)	3,600
Total current liabilities	89,223

Commitments and contingencies (Note F)	-

Stockholders' equity(deficiency):

Preferred stock 20,000,000 shares; par value $.0001 per share; no shares issued or outstanding
Common stock, 80,000,000 shares authorized; par value $ .0001 per share; 72,879,610
shares issued and outstanding	7,288
Common stock issuable; 785,000 shares	79
Additional paid-in capital	2,577,210
Deficit accumulated during exploration stage	(1,159,780)
Total stockholders' equity	1,424,797
Total liabilities and stockholders' equity	$1,514,020

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF LOSSES
(Stated in US dollars)
(Unaudited)

			For the period from
			January 19, 2006(date
	For the three months	For the three months	of Inception) through
	ended April 30, 2007	ended April 30, 2006	April 30, 2007
Costs and Expenses:
General and Administrative	$238,533	$-	$361,043
Mineral property and exploration costs (Note C)	795,470	-	798,737
Total Operating Expenses	1,034,003	-	1,159,780
Net Loss	$(1,034,003)	$-	$(1,159,780)

Loss per common share (basic and fully diluted)
(Note A)	$(0.01)	$-

Weighted average common shares outstanding	69,677,138	-

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH APRIL 30, 2007
(Stated in US dollars)
(Unaudited)

			Common
	Common Stock		Stock Issuable
							Deficit
							Accumulated
					Additional	Common	During
					Paid-in	Stock	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscription	Stage		Total
Issuance of
common stock at
inception, January								$
2006	1,000,000	$100	-	-	-	-	-		$100
Shares Cancelled
December 2006	(1,000,000)	(100)	-	-	-	-	-		(100)
Issuance of
common stock to
investors pursuant
to dividend paid in
December 01, 2006
at $0.0001 per
share	198,010	20	-	-	-	-	-		20
Issuance of
common stock for
cash in December
02, 2006 at $0.0001
per share	49,000,000	4,900	-	-	-	-	-		4,900
Issuance of
common stock for
cash in December
10, 2006 at $0.001
per share	5,220,000	522	-	-	4,698	-	-		5,220
Issuance of
common stock for
cash in December
18, 2006 at $0.01
per share	2,520,000	252	-	-	24,948	-	-		25,200
Common stock
issuable for cash in
December 2006 at
$.10 per share	-	-	4,000	-	400	-	-		400
Common stock
issuable for cash in
January 2007 at
$.10 per share	-	-	100,000	10	9,990	-	-		10,000
Common stock
subscription	-	-	-	-	-	(20,000)	-		(20,000)
			-	-
Net Loss	-	-			-	-	(125,777)		(125,777)
Balance at
January 31, 2007	56,938,010	$5,694	104,000	$10	$40,036	$(20,000)	$(125,777)		$(100,037)

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH APRIL 30, 2007
(Stated in US dollars)
(Unaudited) (Continued)

			Common
	Common Stock		Stock Issuable
							Deficit
							Accumulated
					Additional	Common	During
					Paid-in	Stock	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Common stock
issued February
02,2007	104,000	10	(104,000)	(10)		-	-
Subscriptions
Received February
02,2007	-	-	-	-	-	20,000	-	20,000
Issuance of common
stock for private
placement in
February 01,2007 at
$.10 per share net of
finder’s fee	5,500,000	550	-	-	494,450	-	-	495,000

Issuance of common
stock in exchange for
consulting service
and prepaid
consulting service on
February 05,2007	1,000,000	100	-	-	99,900	-	-	100,000
Issuance of common
stock for mineral
property and
exploration costs in
February 09, 2007 at
$.10 per share	3,000,000	300	-	-	299,700	-	-	300,000
Issuance of common
stock for cash in
February 16,2007 at
$.25 per share net of
cost and fees	580,000	58	-	-	131,442	-	-	131,500
Issuance of common
stock for cash in
March 12,2007 at
$.25 per share net of
cost and fees	4,424,000	442	-	-	1,025,758	-	-	1,026,200
Issuance of common
stock for cash in
March 27,2007 at
$.25 per share net of
cost and fees	488,000	49	-	-	105,276	-	-	105,325
Issuance of common
stock for cash in
April 12,2007 at $.25
per share net of cost
and fees	490,600	49	-	-	110,995	-	-	111,044
Issuance of common
stock for cash in
February & April
2007 at $.25 per
share net of cost and
fees	355,000	36	-	-	82,106	-	-	82,142
Common stock
issuable for cash in
April 2007 at $.25
per share net of cost
and fees	-	-	385,000	39	87,587	-	-	87,626
Common stock
issuable for cash in
April 2007 at $.25
per share	-	-	400,000	40	99,960	-	-	100,000

Net Loss	-	-	-	-	-	-	(1,034,003)	(1,034,003)
Balance at April 30,
2007	72,879,610	$ 7,288	785,000	$ 79	$ 2,577,210	$ -	$(1,159,780)	$1,424,797

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

			For the period from
			January 19, 2006
			(date of Inception)
	For the three months	For the three months	through April 30,
	ended April 30, 2007	ended April 30, 2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,034,003)	$-	$(1,159,780)
Common stock issued in exchange for services	100,000	-	100,000
Common stock issued in exchange for mineral
property and exploration costs	300,000	-	300,000
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in assets and liabilities:
Bank overdraft	(2,345)	-	-
Accounts receivable	(2,030)	-	(2,030)
Other receivable, related party	(120,000)	-	(120,000)
Prepaid expense	(20,000)	-	(20,000)

Accounts payable and accrued expenses	(8,467)	-	85,625

NET CASH (USED IN) OPERATING ACTIVITIES	(786,845)	-	(816,185)

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of automobile	(31,167)	-	(31,167)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs and fees	2,071,027	-	2,096,767
Advances from related parties (Note E)	-	-	3,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,071,027	-	2,100,367

NET CHANGE IN CASH AND CASH BALANCE END
OF PERIOD	$1,253,015	$-	$1,253,015

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of April 30, 2007, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through April 30, 2007, the Company has accumulated losses of $1,159,780.

Cash

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash at January 31, 2007 consists of a checking account held at a bank.

Income Taxes

The Company has implemented the provisions on Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to April 30, 2007, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Fair Value of Financial Instruments

The fair value of financial instruments, which include cash, receivables, accounts payable and accrued expenses and advances from related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Foreign Currency Translation

The Company translates foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates in effect at the end the period. Revenues and expenses are translated at the average rate of exchange throughout the year. Resulting translation adjustments are recorded as a separate component in stockholder's equity. Foreign currency transaction gains and losses are included in the statement of operations.

Mineral Property and Exploration Costs

The Company expenses all costs related to the acquisition, maintenance and exploration of mineral claims in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of its exploration prospects, therefore, all costs are being expensed. Once proven reserves are established the Company will capitalize all costs to the extent that future cash flows from mineral reserves equals or exceeds the costs deferred. The deferred costs will be amortized over the recoverable reserves when a property reaches commercial production.

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of April 30, 2007 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123 (R) "Share Based Payment," which requires measurement of compensation cost for all stock based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company intends to determine the fair value of awards using the Black - Scholes valuation model. As of April 30, 2007, the Company has not issued any awards that qualify as stock based compensation.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended January 31, 2007. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Use of Estimates

The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007
(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Segment Information

Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" ("SFAS 131") establishes standards for reporting information regarding operating segments in annual financial statements and requires selected information for those segments to be presented in interim financial reports issued to stockholders. SFAS 131 also establishes standards for related disclosures about products and services and geographic areas. Operating segments are identified as components of an enterprise about which separate discrete financial information is available for evaluation by the chief operating decision maker, or decision-making group, in making decisions how to allocate resources and assess performance. The information disclosed herein materially represents all of the financial information related to the Company's principal operating segment.

New Accounting Pronouncements

In June 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, Accounting for Uncertainties in Income Taxes, and ("FIN 48"). FIN 48 clarifies the accounting for uncertainty in income taxes and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 is effective for fiscal years beginning after December 15, 2006. The Company has not yet determined the impact of applying FIN 48.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. FAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying FAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("FAS 159"). FAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. FAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting FAS 159 on the Company's financial position.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to April 30, 2007, the Company incurred losses of $1,159,780. The Company's current assets exceeded its current liabilities by $1,305,820 as of April 30, 2007. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

In order to improve the Company's liquidity, the Company is actively pursuing additional equity financing through discussions with investment bankers and private investors. There can be no assurance the Company will be successful in its effort to secure additional equity financing.

If operations and cash flows continue to improve through these efforts, management believes that the Company can continue to operate. However, no assurance can be given that management's actions will result in profitable operations or the resolution of its liquidity problems.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007
(Unaudited)

NOTE C – MINERAL PROPERTY AND EXPLORATION COSTS

On December 20, 2006 the Company acquired a 100% interest in the Mineral Tenure (Ace of Spades mineral claim) located in the Nanaimo Mining Division of British Columbia for cash of $3,267(CDN $3,675) which is included in mineral property and exploration costs in the statement of operations.

On January 22, 2007, as amended on January 31, 2007, the Company entered into the Wapata Lake Uranium Option Agreement, whereby the Company acquired an option to purchase a 100% interest in 49 mineral dispositions located in Saskatchewan, Canada for cash of $848,032(CDN $1,000,000) of which $126,874 (CDN $150,000) is due on or before February 05, 2007, CDN $350,000 to be paid on or before February 23, 2007 and CDN $500,000 to be paid on or before the Option expiry date. To date the Company has paid the $150,000 and the $350,000 CDN. The Company also agreed to issue 3,000,000 common shares on or before February 12, 2007 (these shares were issued on February 9, 2007) and to pay a 3% net smelter return.

NOTE D – AUTOMOBILE

		Accumulated	Net Carrying
	Cost	Amortization	Value

Automobile	$31,167	$-	$31,167

No depreciation has been provided as the Company acquired the automobile at April 30, 2007.

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a) During the period ended April 30, 2007, the Company's significant shareholders advanced funds to the Company for working capital purposes. Total amount due to related parties was $3,600 as of April 30, 2007. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

b) At April 30, 2007, the Company had paid $60,000 in management fees to directors of the Company and $6,000 to a director of the Company for consulting fees pursuant to management and consulting agreements. Management fees expense to directors totalled $60,000 and is included in general and administrative expenses in the statement of operations.

c) The Company loaned Hemis Corporation (the Company’s CEO is also Hemis Corporation’s CEO) $120,000. The loan is non-interest bearing.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
APRIL 30, 2007
(Unaudited)

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company entered into Management agreements in December 02, 2006. Pursuant to the agreements, the Company is obligated to pay management fees of $22,000 a month to directors of the Company. The Company also entered into a Consulting agreement on December 22, 2006. Pursuant to the agreement, the Company is obligated to pay fees of $10,000 a month for consulting services.

The Company entered into an independent consulting agreement with Hudson Capital Corp. on February 1, 2007 pursuant to which the Company is obligated to pay a consulting fee of $5,000 a month to Hudson Capital Corp. in addition to issuing 1,000,000 common shares at a price of $0.10 per share. The shares were issued on February 5, 2007.

NOTE G– SUBSEQUENT EVENTS

Subsequent to April 30, 2007:

(a)	On May 14, 2007 the Company incorporated Tecton Uranium Corporation a wholly owned subsidiary.

(b)	On May 23, 2007 the Company’s wholly owned subsidiary Tecton Uranium Corporation was spun off as an independent company by way of a dividend declaration from the Company.

(c)	Subsequent to April 30, 2007, the Company repaid loans of $50,000 to a Company with directors in common.

(d)	On May 8, 2007 the Company issued an aggregate of 400,000 shares of common stock to one non-US investor in exchange for cash at $0.25 per share.

(e)	On May 26, 2007 the Company issued an aggregate of 365,000 shares of common shares to three non-US investors in exchange for cash at $0.25 per share.

(f)

On May 30, 2007 the Company entered into an agreement with GeoXplor Corp. to acquire an option to acquire the 100% mining rights to the “Firefly Properties” located in San Juan County, Utah. Pursuant to the agreement, the Company paid $200,000 in cash to GeoXplor Corp. on June 5, 2007, and issued 200,000 shares of its common stock to GeoXplor Corp. on June 7, 2007.

(g)	On June 7 2007 we issued an aggregate of 100,000 shares of common shares to one non-US investor in exchange for cash at $0.25 per share.

ITEM 2. MANAGEMENT DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION/ PLAN OF OPERATIONS

Forward Looking Statements

This Quarterly Report on Form 10-QSB contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Quarterly Report.

Introduction

We were incorporated as a Nevada company on January 19, 2006, as a wholly owned subsidiary of Hemis Corporation. On December 1, 2006 Hemis declared a dividend in the amount of one common share of Tecton for every $0.0001 of dividend declared, which equated to one common share of Tecton for every 100 shares of the Hemis owned as at December 1, 2006. At the same time the dividend was declared, Hemis cancelled its share ownership in Tecton. The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.

We formed one active wholly-owned subsidiary, Tecton Uranium Corporation which was incorporated in Nevada on May 14, 2007. On May 23, 2007 Tecton Uranium Corporation was spun off as an independent company by way of a dividend declaration from the Company. More details of the spin off are at Item 5 “Other Information” below.

We have been engaged in the acquisition, exploration and development of mineral properties since our inception.

Overview

We are engaged in the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. Additionally, we are looking to acquire other selective early stage properties. Our geographic focus is the United States and Canada.

On December 20, 2006, we acquired the rights to the “Ace of Spades” property on Texada Island, British Columbia, Canada from David Anthony Zamida for a final purchase price of approximately $3,267 for 100% interest in this property. We do not plan to explore this property; instead we plan to option this property to another mining company within the next 12 months.

On January 22, 2007 we signed an agreement with the Saskatchewan Syndicate to acquire an option to the 100% interest in the mineral rights to a property with uranium potential in Wapata Lake, Saskatchewan, Canada (the “Wapata Lake Property”). The Saskatchewan Syndicate is comprised of Timothy Young of Vancouver, B.C., and 455702 B.C. Ltd. We signed an addendum to this agreement on January 31, 2007 (together, the “Wapata Lake Agreement”).

On May 30, 2007, we entered into an agreement with GeoXplor Corp. whereby we have acquired an option to acquire a 100% interest in the certain mining properties, located in San Juan County, Utah (the “Firefly Properties”). The Firefly Properties are comprised of mineral concessions with uranium potential that were issued to GeoX by the Bureau of Land Management.

We are an exploration stage company. The Wapata Lake project and the Firefly Properties are at the exploration stage and there is no assurance that they contain a commercially viable ore body. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining of the properties is determined. We plan to undertake such further exploration, however we anticipate that we will require significant additional financing in order to do so, and there is no assurance that we will be able to obtain the necessary financing in the future. Even if we do obtain the financing, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists on the properties.

As of June 1, 2007 we have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on the Wapata Lake Property or the Firefly Properties. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Plan of Operation

Our plan of operation for the next twelve months beginning June 1, 2007 is to carry out exploration of the Wapata Lake Property and the Firefly Properties and to acquire other selective early stage properties in the US or Canada. Our plan of operation does not include exploration of the Ace of Spades property, as we intend to option this out to another mining company within the next 12 months. We intend to primarily explore for uranium, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals. Our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our management estimates that over the next 12 months (beginning June 1, 2007) we will spend approximately $3,750,000 in exploration expenses to determine if our mineral concessions do have commercially exploitable quantities of mineralization.

Our exploration program will be directed by our management and will be supervised by Dr. Norman Meier, our President and Chief Executive Officer. We will engage contractors to carry out our exploration programs under Dr. Meier's supervision. We plan to engage project geologists, geochemical sampling crews and drilling companies as contractors, depending on the specific exploration program of the property. We plan to solicit bids from drilling companies prior to selecting any drilling company to complete a drilling program. We anticipate paying normal industry rates for core drilling.

We plan to continue exploration of our mineral claims for so long as the results of the geological exploration that we complete indicate further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on the Wapata Lake Property and the Firefly Properties are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that the Wapata Lake Property and, or, the Firefly Properties contain a potentially commercially exploitable quantity of uranium, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration program shows evidence of uranium mineralization.

If we determine not to proceed with further exploration of the Wapata Lake Property or the Firefly Properties due to results from geological exploration that indicate further exploration is not recommended, or due to our lack of financing, we will attempt to acquire additional interests in new mineral resource properties in Canada and the US. Due to our limited finances, there is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

Exploration

The Wapata Lake Property and the Firefly Properties are in the early stages of exploration. We will use a phased exploration approach by which the results of each phase will determine the nature and level of activities for the next.

With regards to the Wapata Lake Property, the initial phase during the summer of 2007 will involve additional airborne geophysical surveys over a substantial portion of the land holdings. The purpose will be to identify favorable conductive graphitic horizons in the metamorphic basement. It is believed that by using the current generation of airborne electromagnetic equipment (e.g. Megatem), conductive zones can be identified in deeper parts of the basin where no strong conductors were located before. Conductive zones identified by air will be further defined by ground geophysics. This in turn may lead to drilling to test the target unconformity.

The Firefly project is a uranium-vanadium project favourably positioned within the La Sal mineral trend, an east-west "channel" within the Jurassic Salt Wash Member of the Morrison Formation. The La Sal trend contains numerous small to large uranium-vanadium deposits discovered from the 1940's through the late 1970's, but has seen little to no exploration since. We have only recently acquired the rights to acquire the mining rights to this project. Our initial priority will be to try to expand our land position in this area and obtain further data and information on the surrounding La Sal trend and in this way begin to build a GIS database. Once we have presentable data in a GIS format, we will begin the process of applying to the United States Forest Service to obtain the necessary permits. Following this, we will commence initial drilling with relatively inexpensive open holes using conventional mud as a circulation medium and gamma log the holes rather than assay. Overall, we anticipate spending $3-5 million over the next 3-5 years.

Our planned exploration expenditures for the next twelve months (beginning June 1, 2007) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the Wapata Property	$2,750,000
Payment towards acquisition of the Wapata Property mining rights	$424,000
Exploration of the Firefly Properties	$1,000,000
Payment towards acquisition of the Firefly Properties mining rights	$400,000 (1)
Obtaining interests in other mining rights	$1,000,000
General and Administrative Expenses	$500,000
Offering Expenses (including legal, accounting and auditing fees)	$50,000
Total	$6,124,000

(1)

we are obliged to pay $200,000 to GeoXplor Corp by June 15, 2007, which amount was paid in full on June 5, 2007. In addition, we must incur exploration expenditures of at least $200,000 by May 30, 2007.

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

Wapata Lake

The exploration expenses relating to the Wapata Lake property are calculated bearing in mind our obligations pursuant to the Wapata Lake Agreement. This agreement obligates us to keep the Wapata Lake Property in good standing with the Saskatchewan government both before and after we exercise the option. In order to do this, we must spend in exploration expenses, or alternatively pay to the Saskatchewan government, approximately $2,746,000 per year for the first 10 years and approximately $5,714,286 per year thereafter. We estimate that we will be required to spend an additional $2,746,000 over the next 12 months in exploration expenses to maintain the Wapata Lake Property in good standing.

Due Date	Amount	Description
February 5, 2007	$126,874 cash (paid)	Paid to the Saskatchewan Syndicate
February 12, 2007	3,000,000 common shares of Tecton (issued)	Issued to the Syndicate
February 23, 2007	$297,000 cash (paid)	Paid to the Syndicate
September 1, 2007	$424,000 cash	Due to the Syndicate
February 4, 2008	$2,746,000	Annual exploration expenses
February 4, 2009	$2,746,000	Annual exploration expenses
February 4, 2010	$2,746,000	Annual exploration expenses
February 4, 2011	$2,746,000	Annual exploration expenses

In addition to making these payments, we are also obliged to pay the following royalties:

  gross overriding royalty equal to 3% of the average value of all gem and industrial diamonds recovered from the Wapata Lake Property; and
  3% of the actual proceeds received from the sale of ore, or other products from the Wapata Lake Property (“Net Smelter Returns”). Such Net Smelter Returns may be paid in kind subject to negotiations with the Syndicate.

If we do not pay $424,000 to the Saskatchewan Syndicate by September 1, 2007, we will forfeit our rights to exercise the option and the Wapata Lake Agreement will be terminated. If we don’t spend the minimum amount of exploration expenses each year (or pay the equivalent sum to the Saskatchewan government) we will lose our mineral rights to the Wapata Lake Property.

Firefly

The exploration expenses relating to the Firefly Properties are calculated bearing in mind our obligations pursuant to the Firefly Agreement. Under the terms of the Firefly Agreement, we have the exclusive right to conduct exploration on the Firefly Properties during the term of the agreement, provided that we pay to GeoX an aggregate sum of $200,000 by June 15, 2007 (this was paid in full on June 5, 2007). In addition, we must incur minimum annual exploration expenditures and stock issuances.

Payment Schedule: Exploration Expenditure, Shares to be Issued, Net Smelter Payments

We are obligated to make the following minimum exploration expenditures in order to maintain the Firefly Agreement and fully exercise the option:

Due Date	Minimum Amount of Exploration Expenditures
May 30, 2008	$200,000
May 30, 2009	$250,000
May 30, 2010	$300,000
Total	$750,000

We are also obligated to make the following issuances of our capital stock to GeoX in order to maintain the Firefly Agreement and fully exercise the option:

Due Date	Shares to be Issued
On or before June 25, 2007	200,000 common shares (issued June 7, 2007)
On or before May 30, 2008	200,000 common shares

We are also obligated to pay to GeoX a net smelter royalty equal to 3% of sales of uranium or other ores from the Firefly Properties. At any time, we may acquire 50% of the rights of GeoX to the Net Smelter Royalty by paying GeoX $1,000,000 and issuing GeoX 500,000 shares of our common stock.

We have also agreed to make the following payments upon the occurrence of the specific events indicated:

Event	Required Payment
Upon earlier of: a) Receipt by Tecton of a feasibility study recommending production; and b) May 30, 2010.	$1,000,000
Upon earlier of: a) Commencement of construction of mine on Firefly Property; and b) May 30, 2011.	$1,000,000
Upon earlier of: a) Commencement of commercial production from Firefly Property; and b) May 30, 2012.	$1,500,000
Upon receipt of first $1,500,000 from commercial production from the Firefly Property.	$1,500,000

As of April 30, 2007, we had approximately $1,253,015 in cash in our bank accounts. Based on our planned expenditures as outlined above, we require additional capital of approximately $4,870,985 to proceed with our plan of operations over the next twelve months. We require additional financing in order to pursue our exploration programs. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this Quarterly Report for the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claim following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon the property and our plan of operations.

Our exploration plans will be continually evaluated and modified as exploration results become available. Modifications to our plans will be based on many factors, including: results of exploration, assessment of data, weather conditions, exploration costs, and the price of uranium and other mineral resources and available capital. Further, the extent of our exploration programs that we undertake will be dependent upon the amount of financing available to us.

Product Research and Development

We do not anticipate spending any material amounts in connection with product research and development activities during the next twelve months.

Acquisition of Plant and Equipment and Other Assets

Apart from our interests in the mineral concessions, we do not anticipate the sale or acquisition of any material property, plant or equipment during the next twelve months. Any acquisitions are subject to obtaining additional financing.

Number of Employees

As at June 1, 2007, our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer work as part time consultants, each contributing approximately 20% of their time to Tecton. We have also retained two geologist consultants on our advisory board part time. In addition, we also engage independent consultants in the areas of marketing, accounting, bookkeeping and legal services.

In order for us to attract and retain quality personnel, we anticipate we will have to offer competitive salaries to future employees. We anticipate that it may become desirable to add additional full and or part time employees to discharge certain critical functions during the next twelve months. This projected increase in personnel is dependent upon our ability to generate revenues and obtain sources of financing. There is no guarantee that we will be successful in raising the funds required or generating revenues sufficient to fund the projected increase in the number of employees. As we continue to expand, we will incur additional cost for personnel.

Results of Operations for the three months ended April 30, 2007, three months ended April 30, 2006 and for the period from January 19, 2006 (inception) to April 30, 2007

Our results of operations are presented below:

	Three Months Ended April 30, 2007	For the three months ended April 30, 2006	For the period from January 19, 2006 (date of Inception) through April 30, 2007
Costs and Expenses:
General and Administrative	$ 238,533	-	$ 361,043
Mineral property and exploration costs	795,470	-	798,737
Total Operating Expenses	1,034,003	-	1,159,780
Net Loss	(1,034,003)	-	(1,159,780)
Loss per common share (basic and fully diluted)	$ (0.01)	-
Weighted average common shares outstanding	69,677,138	-

We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

During the period from February 1, 2007 to April 30, 2007, our general and administrative expenses primarily included the following: accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses, and exploration and mineral costs.

For the three months ended April 30, 2007 our total operating expenses were $1,034,003 compared to $1,159,780 for the period from January 19, 2006 (date of Inception) through April 30, 2007. These results are similar because in the initial months after inception, we did not incur significant operating expenses. The majority of our operating expenses have been incurred in recent months primarily due to our increased business in the last quarter and an associated increase in professional fees including accounting, legal and other consulting fees, increased travel and entertainment expenses, and increased mineral and exploration costs.

Liquidity and Capital Resources

As at April 30, 2007 we had cash of approximately $1,253,015 and a working capital surplus of approximately $1,393,628. As at April 30, 2007, we had total assets of $1,514,020. Our net loss of $(1,159,780) from January 19, 2006 (date of inception) to April 30, 2007 was funded by a combination of our equity and debt financing.

We used net cash of $786,845 in operations for the period ended April 30, 2007. We used $31,167 in investing activities. We received net cash of $2,071,027 from financing activities for the period ended April 30, 2007.

We anticipate that we will incur substantial losses over the next 30 months. We estimate that we will purchase another option to acquire 100% interest in a property, complete property purchase obligations on the Wapata Lake Property and the Firefly Properties, and start an exploration project on the Wapata Lake and Firefly Properties over the next 12 months beginning June 1, 2007. In order to exercise our option on the Wapata Lake Property we must make cash payments of approximately $424,000 before September 1, 2007. Also, we plan on spending $2,750,000 in exploration expenses for the Wapata Lake Property by February 2008. In order to exercise our option on the Firefly Properties, we have made cash payments of $200,000, and now must incur exploration expenditures of $200,000 by May 30, 2008. In addition, we need approximately $500,000 for our general and administrative expenses and $50,000 for the professional fees. Our total cash requirements for the next 12 months will be approximately $6,124,000 less whatever cash or cash equivalents we have available to us (currently $1,253,015 as at April 30, 2007).

We plan to raise capital through private placements, a direct offering or loans. There is no assurance that any additional financing will be available or if available, on terms that will be acceptable to us. Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan, and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities.

We expect to require approximately an additional $4,870,985 in financing to continue our planned operations for the next twelve months.

If we are unable to achieve the necessary additional financing, then we plan to reduce the amounts that we spend on our exploration activities and administrative expenses in order to be within the amount of capital resources that are available to us. Specifically, we anticipate that we would defer any drilling programs pending our obtaining additional financing. Given our plan to scale back our operations if we do not achieve additional financing, we anticipate that our current cash and working capital will be sufficient to enable us to sustain our operations and our interests in our mineral properties for the next twelve months.

Future Financings

We will require additional financing in order to proceed with the exploration of our mineral properties. We plan to complete private placement sales of our common stock in order to raise the funds necessary to pursue our plan of operations. Issuances of additional shares will result in dilution to our existing shareholders. We currently do not have any arrangements in place for the completion of any private placement financings and there is no assurance that we will be successful in completing any private placement financings.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to stockholders.

Inflation

The effect of inflation on the Company's revenue and operating results was not significant.

Audit Committee

The functions of the audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the audit committee. Our Board of Directors has determined that the cost of hiring a financial expert to act as a director of Tecton and to be a member of the audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert on the audit committee.

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of April 30, 2007, being the date of our first quarter end covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our quarter ended April 30, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

The term "internal control over financial reporting" is defined as a process designed by, or under the supervision of, the registrant's principal executive and principal financial officers, or persons performing similar functions, and effected by the registrant's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

(1)       Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the registrant;

(2)     Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the registrant are being made only in accordance with authorizations of management and directors of the registrant; and

(3)     Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the registrant's assets that could have a material effect on the financial statements.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not aware of any pending or threatened legal proceedings which involve Tecton or any of its properties or subsidiaries.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

  On February 1, 2007, we issued an aggregate of 5,500,000 shares of common stock to various non-US investors in exchange for cash at $0.10 per share resulting in net proceeds of $550,000. As commission for the private placement of the 5,550,000 shares, we issued 550,000 warrants to Canaccord Capital Inc. on February 5, 2007. The 550,000 warrants are exercisable at a price of $0.10 per share until February 5, 2009. Canaccord Capital also received $55,000 in cash as commissions for stock subscriptions.

  On February 2, 2007, we issued an aggregate of 104,000 shares of common stock to various non-US investors in exchange for cash at $0.10 per share. These shares were shown as issuable at January 31, 2007.

  On February 5, 2007, we issued 1,000,000 common shares to Hudson Capital Corporation as compensation for $100,000 of investor relations and business development consulting services between February 1, 2007 and February 1, 2008. The shares issued in exchange for services were valued at approximately the fair value of shares issued during the period services were rendered.

  On February 9, 2007, we issued an aggregate of 3,000,000 shares of common stock pursuant to a mining agreement that we entered into in relation to the Wapata Lake Property.

  On February 16, 2007, we issued an aggregate of 580,000 shares of common stock to various non-US investors in exchange for cash at $0.25 per share.

  On March 12, 2007, we issued an aggregate of 4,424,000 shares of common stock to various non-US investors in exchange for cash at $0.25 per share.

  On March 27, 2007, we issued an aggregate of 488,000 shares of common stock to various non-US investors in exchange for cash at $0.25 per share.

  On April 12, 2007, we issued an aggregate of 80,000 shares of common stock to one non-US investor in exchange for cash at $0.25 per share.

  On April 12, 2007 we issued an aggregate of 410,600 shares of common stock to various non-US investors in exchange for cash at $0.25 per share.

  On April 30, 2007 we issued an aggregate of 355,000 shares of common stock to various non-US investors in exchange for cash at $0.25 per share.

Subsequent to the date of the financial statements, 1,065,000 shares have been issued.

Shares issued to all U.S. residents, including Island Stock Transfer Agent, Douglas Oliver, Charles W. Reed, and Harvey S. Roseff, were exempt from registration pursuant to Rule 4(2) of the Securities Act. All of the other stock and warrant issuances described above were exempt from registration under Regulation S of the Securities Act. Where the purchasers of the shares in the issuances described above are not named, they are all non U.S. residents, unless otherwise noted.

We completed the offerings of the common stock pursuant to Rule 903 of Regulation S of the Securities Act on the basis that the sale of the common stock was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the United States in connection with the sale of the units. Each investor was not a US person, as defined in Regulation S, and was not acquiring the shares for the account or benefit of a US person.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” The offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of shares offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering.” The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Each investor was given adequate access to sufficient information about us to make an informed investment decision. None of the securities were sold through an underwriter and accordingly, there were no underwriting discounts or commissions involved. No registration rights were granted to any of the purchasers.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION:

On May 23, 2007, the Company declared a dividend in the amount of $0.00001 per share to each of the 72,914,610 common shares of the Company issued and outstanding as of May 23, 2007, the record date. In satisfaction of the $0.00001 dividend declaration, the Company arranged for the allotment and issuance of one common share of Tecton Uranium Corporation, the Company’s wholly owned subsidiary, for every $0.00001 of dividend declared (which is effectively one common share of Tecton Uranium Corporation for every 1 share of the Company owned). Upon issuance of the shares of Tecton Uranium Corporation to the Company’s shareholders, the Company agreed to cancel its shares in Tecton Uranium Corporation, thereby effectively spinning off Tecton Uranium Corporation as an independent company.

ITEM 6. EXHIBITS

Exhibit	Exhibit
Number	Description

3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on January 19, 2006 (1)

10.1	Wapata Lake Agreement (including addendum) (1)
10.2	Norman Meier Management Agreement(1)
10.3	Bruno Weiss Management Agreement(1)
10.4	Douglas Oliver Management Agreement(1)
10.5	Canaccord Capital Corporation Fee Agreement(1)
10.6	Hudson Capital Corp. Consulting Agreement(1)
10.7	Emil Summermatter Consulting Agreement(1)
10.8	Firefly Agreement
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, asadopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our Form SB-2/A filed April 17, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tecton Corporation
(Registrant)

/s/ Norman Meier
Date: June 14, 2007	Norman Meier
Director, President, Chief Executive Officer

/s/ Bruno Weiss
Date: June 14, 2007	Bruno Weiss
Director, Chief Financial Officer