Form 10QSB
period 2007-07-31
TECTON CORP
filed 2007-09-19
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

[ x ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________ To ______________________

Commission file number 333-141817

TECTON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada	N/A
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)

 Bettlistrasse 35
8600 Dübendorf, Switzerland
(Address of principal executive offices)

(702) 387-2382
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

As of September 18, 2007, the registrant’s outstanding common stock consisted of 78, 150,610 shares.

PART I – FINANCIAL INFORMATION

ITEM 1.	FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Tecton Corporation (the “Company”, “Tecton”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Tecton Corporation
July 31, 2007
(unaudited)

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FINANCIAL STATEMENTS

TECTON CORPORATION
(An exploration stage company)

TECTON CORPORATION
(An exploration stage company)

FINANCIAL STATEMENTS

JULY 31, 2007

TECTON CORPORATION
(An exploration stage company)

Index to Financial Statements

Page
Balance Sheet at July 31, 2007	F-3
Statements of Losses for the three and six months ended July 31, 2007 and July 31,2006 and for the period January 19, 2006 (date of Inception) to July 31, 2007	F-4
Statements of Stockholders' Equity for the period January 19, 2006 (date of Inception) to July 31, 2007	F-5 – F-7
Statements of Cash Flows for the six months ended July 31, 2007 and July 31,2006 and for the period January 19, 2006 (date of Inception) to July 31, 2007	F-8
Notes to Financial Statements	F-9 – F-13

TECTON CORPORATION
(An exploration stage company)
BALANCE SHEET
JULY 31, 2007
(Stated in US dollars)
(Unaudited)

ASSETS:
Cash	$881,768
Prepaid expenses	101,206
Loans receivable, related party ( Note E )	929,896
Total current assets	1,912,870
Automobile (Note D )	28,810

Total assets	$1,941,680

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$62,534
Advances from related parties (Note E)	3,600
Total current liabilities	66,134

Stockholders' equity:

Common stock, 80,000,000 shares authorized; par value $ .0001 per share; 77,280,610
shares issued and outstanding	7,727
Common stock issuable; 870,000 shares	87
Additional paid-in capital	3,632,012
Deficit accumulated during exploration stage	(1,764,280)
Total stockholders' equity	1,875,546
Total liabilities and stockholders' equity	$1,941,680

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF LOSSES
(Stated in US dollars)
(Unaudited)

						For the period
						from January 19,
		For the Three Months	For the Three Months	For the Six Months	For the Six Months	2006(date of
		Ended	Ended	Ended July 31,	Ended	Inception) through
		July 31, 2007	July 31, 2006	2007	July 31, 2006	July 31, 2007
Costs and Expenses:
General and Administrative		$313,008	$-	$551,541	$-	$674,051
Exploration Costs		41,492	-	64,181	-	64,181
Mineral property Costs		250,000	-	1,022,781	-	1,026,048
Total Operating Expenses		604,500	-	1,638,503	-	1,764,280

Loss from Operations		(604,500)	-	(1,638,503)	-	(1,764,280)

Provision for Income Tax		-	-	-	-	-
Net Loss	$	(604,500)	$-	$(1,638,503)	$-	$(1,764,280)

Net Loss per common share (basic and
fully diluted) (Note F)		$(0.01)	$-	$(0.02)	$-	$-

Weighted average common shares
outstanding		74,385,980	-	72,070,582	-
Options shares deemed outstanding		-	-	-	-
Total shares outstanding for
computation		74,385,980	-	72,070,582	-

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' EQUITY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH JULY 31, 2007
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

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH JULY 31, 2007
(Stated in US dollars)

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
Issuance of common
stock for cash in
March 12,2007 at
$.25 per share net of
cost and fees	4,424,000	442	-	-	994,508	-	-	994,950
Issuance of common
stock for cash in
March 27,2007 at
$.25 per share net of
cost and fees	488,000	49	-	-	110,276	-	-	110,325
Issuance of common
stock for cash in
April 12,2007 at $.25
per share net of cost
and fees	490,600	49	-	-	110,995	-	-	111,044
Common stock
issuable for cash
in February
2007 at $.25 per
share	-	-	100,000	10	22,490	-	-	22,500
Common stock
issuable for cash
in April 2007 at
$.25 per share
net of cost and
fees	-	-	640,000	64	144,703	-	-	144,767
Common stock
issuable for cash
in May 2007 at
$.25 per share	-	-	400,000	40	89,960	-	-	90,000
Common stock
issued in May and
July 2007	1,140,000	114	(1,140,000)	(114)

See accompanying notes to financial statements

Issuance of common
stock for cash on
May 26,2007 at $.25
per share net of cost
and fees	20,000	2	-	-	4,998	-	-	5,000
Issuance of common
stock for mineral
property and
exploration costs on
June 7, 2007 at $.25
per share	200,000	20	-	-	49,980	-	-	50,000
Issuance of common
stock for cash on
June 07,2007 at $.25
per share net of cost
and fees	100,000	10	-	-	24,990	-	-	25,000
Issuance of common
stock for cash in July
,2007 at $.25 per
share net of cost and
fees	2,494,000	249	-	-	615,751	-	-	616,000
Issuance of common
stock for cash in
July 2007 at $.25 per
share net of cost and
fees	802,000	80	-	-	180,420	-	-	180,500
Common stock
issuable for cash in
July 2007 at $.25 per
share	-	-	870,000	87	217,413	-	-	217,500

Net Loss	-	-	-	-	-	-	(1,638,503)	(1,638,503)
Balance at July 31,
2007	77,280,610	$7,727	870,000	$87	$3,632,012	$-	$(1,764,280)	$1,875,546

See Accompanying notes to the financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

			For the period from
			January 19, 2006
			(date of Inception)
	For the six months	For the six months	through July 31,
	ended July 31, 2007	ended July 31, 2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,638,503)	$-	$(1,764,280)
Depreciation	2,357	-	2,357
Common stock issued in exchange for services	100,000	-	100,000
Common stock issued in exchange for mineral
property and exploration costs	350,000	-	350,000
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in assets and liabilities:
Bank overdraft	(2,345)	-	-
Prepaid expense	(101,206)	-	(101,206)
Accounts payable and accrued expenses	(31,558)	-	62,534

NET CASH (USED IN) OPERATING ACTIVITIES	(1,321,255)	-	(1,350,595)

CASH FLOWS FROM INVESTING ACTIVITIES:

Loans, related parties	(929,896)	-	(929,896)
Purchase of automobile	(31,167)	-	(31,167)

NET CASH (USED IN) INVESTING ACTIVITIES	(961,063)	-	(961,063)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs and fees	3,164,086	-	3,189,826
Advances from related parties (Note E)	-	-	3,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,164,086	-	3,193,426

NET CHANGE IN CASH AND CASH BALANCE END
OF PERIOD	$881,768	$-	$881,768

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$-	$-	$-
Income taxes paid	-	-	-

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of July 31, 2007, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through July 31, 2007, the Company has accumulated losses of $1,764,280.

Cash

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash at July 31, 2007 consists of a checking account held at a bank.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to July 31, 2007, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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
JULY 31, 2007
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

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. For example, as of July 31, 2007 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Share Based Compensation

The Company accounts for share based compensation in accordance with SFAS 123 (R) "Share Based Payment," which requires measurement of compensation cost for all stock based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company intends to determine the fair value of awards using the Black - Scholes valuation model. As of July 31, 2007, the Company has not issued any awards that qualify as share based compensation.

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
JULY 31, 2007
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

New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”)which is effective for fiscal years beginning after December 15,2007.EITF 07-3 requires that non refundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to July 31, 2007, the Company incurred losses of $1,764,280.

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
JULY 31, 2007
(Unaudited)

NOTE C – MINERAL PROPERTY AND EXPLORATION COSTS

On December 20, 2006 the Company acquired a 100% interest in the Mineral Tenure (Ace of Spades mineral claim) located in the Nanaimo Mining Division of British Columbia for cash of $3,267(CDN $3,675) which is included in mineral property and exploration costs in the statement of operations.

On January 22, 2007, as amended on January 31, 2007, the Company entered into the Wapata Lake Uranium Option Agreement, whereby the Company acquired an option to purchase a 100% interest in 49 mineral dispositions located in Saskatchewan, Canada for cash of $848,032(CDN $1,000,000) of which $126,874 (CDN $150,000) was due on or before February 05, 2007, CDN $350,000 to be paid on or before February 23, 2007 and CDN $500,000 to be paid on or before the Option expiry date. To date the Company has paid the $150,000 and the $350,000 CDN. The Company also agreed to issue 3,000,000 common shares on or before February 12, 2007 (these shares were issued on February 9, 2007) and to pay a 3% net smelter return. No amounts remain unpaid at July 31, 2007.

On May 30, 2007 the Company entered into an agreement with GeoXplor Corp. to acquire an option to acquire the 100% mining rights to the “Firefly Properties” located in San Juan County, Utah. Pursuant to the agreement, the Company paid $200,000 in cash to GeoXplor Corp. on June 5, 2007, and issued 200,000 shares of its common stock to GeoXplor Corp. on June 7, 2007. The Company has agreed to issue a further 200,000 shares on May 30,2008 and incur a further $750,000 of expenditures on the property.

NOTE D – AUTOMOBILE

		Accumulated	Net Carrying
	Cost	Depreciation	Value

Automobile	$31,167	$2,357	$28,810

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a) During the period ended July 31, 2007, the Company's significant shareholders advanced funds to the Company for working capital purposes. Total amount due to related parties was $3,600 as of July 31, 2007. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

b) At July 31, 2007, the Company had paid $120,000 in management fees to directors of the Company and $12,000 to a director of the Company for consulting fees pursuant to management and consulting agreements. Management fees expense to directors totalled $120,000 and is included in general and administrative expenses in the statement of operations.

c) The Company loaned Hemis Corporation (the Company’s CEO is also Hemis Corporation’s CEO) $876,396. The loan is non-interest bearing.

d) The Company loaned Stratos Gold Corporation (the Company’s CEO is also Stratos Gold Corporation’s CEO) $3,500. The loan is non-interest bearing.

e) The Company loaned Mineralogics Corporation (the Company’s CEO is also Mineralogics Corporation’s CEO) $50,000. The loan is non-interest bearing.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JULY 31, 2007
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

NOTE G– SUBSEQUENT EVENTS

Subsequent to July 31, 2007:

(a)

The Company has signed a service agreements with Mineralogics Corporation to commence August 01,2007 whereby Mineralogics will provide exploration office facilities ,administration of Tecton employees and oversight of Tecton’s mineral property acquisition and development activities.

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

On January 22, 2007 we signed an agreement with the Saskatchewan Syndicate to acquire an option to the 100% interest in the mineral rights to a property with uranium potential in Wapata Lake, Saskatchewan, Canada (the “Wapata Lake Property”). The Saskatchewan Syndicate is comprised of Timothy Young of Vancouver, B.C., and 455702 B.C. Ltd. We signed an addendum to this agreement on January 31, 2007 (together, the “Wapata Lake Agreement”). As at September 18, 2007 we have not made the final option payment which was due to the Saskatchewan Syndicate on September 1, 2007. This means that the Wapata Lake Agreement has theoretically lapsed. The parties are negotiating an extension to the Wapata Lake Agreement to allow the Company to find a joint venture partner to participate in the exploration project. Until such an extension is agreed, it is not our present intention that exploration of the Wapata Lake Property will form part of our plan of operation for the next 12 months

On May 30, 2007, we entered into an agreement with GeoXplor Corp. whereby we have acquired an option to acquire a 100% interest in the certain mining properties, located in San Juan County, Utah (the “Firefly Properties”). The Firefly Properties are comprised of mineral concessions with uranium potential that were issued to GeoXplor by the Bureau of Land Management.

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

As of September 18, 2007 we have generated no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues in the short term, even if our exploration program indicates that a mineral deposit may exist on the Firefly Properties. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Plan of Operation

Our plan of operation for the next twelve months beginning September 2007 is to carry out exploration of the Firefly Properties and to acquire other selective early stage properties in the US or Canada. Our plan of operation does not include exploration of the Ace of Spades property, as we intend to option this out to another mining company within the next 12 months. We intend to primarily explore for uranium, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals. Our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our management estimates that over the next 12 months (beginning September 2007) we will spend approximately $1,000,000 in exploration expenses to determine if our mineral concessions do have commercially exploitable quantities of mineralization.

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

We plan to continue exploration of the Firefly mineral claims for so long as the results of the geological exploration that we complete indicate further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on the Firefly Properties are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that the Firefly Properties contain a potentially commercially exploitable quantity of uranium, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration program shows evidence of uranium mineralization.

If we determine not to proceed with further exploration of the Firefly Properties due to results from geological exploration that indicate further exploration is not recommended, or due to our lack of financing, we will attempt to acquire additional interests in new mineral resource properties in Canada and the US. Due to our limited finances, there is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

Exploration

The Firefly Properties are in the early stages of exploration. We will use a phased exploration approach by which the results of each phase will determine the nature and level of activities for the next.

The Firefly project is a uranium-vanadium project positioned within the La Sal mineral trend, an east-west "channel" within the Jurassic Salt Wash Member of the Morrison Formation. The La Sal trend contains numerous small to large uranium-vanadium deposits discovered from the 1940's through the late 1970's, but has seen little to no exploration since. We have only recently acquired the rights to acquire the mining rights to this project. Our initial priority will be to try to expand our land position in this area and obtain further data and information on the surrounding La Sal trend and in this way begin to build a GIS database. Once we have presentable data in a GIS format, we will begin the process of applying to the United States Forest Service to obtain the necessary permits. Following this, we will commence initial drilling with relatively inexpensive open holes using conventional mud as a circulation medium and gamma log the holes rather than assay. Overall, we anticipate spending $3-5 million over the next 3-5 years.

Our planned exploration expenditures for the next twelve months (beginning September 2007) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the Firefly Properties	$1,000,000 (1)
Obtaining interests in other mining rights	$1,000,000
General and Administrative Expenses	$550,000
Total	$2,550,000

(1) Under the terms of our agreement with GeoXplor, we must incur exploration expenditures of at least $200,000 by May 30, 2008.

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

Firefly

The exploration expenses relating to the Firefly Properties are calculated bearing in mind what management intends to spend on exploring the property, in addition to amounts that we need to spend to maintain our obligations pursuant to the Firefly Agreement. Under the terms of the Firefly Agreement, we have the exclusive right to conduct exploration on the Firefly Properties during the term of the agreement, provided that we pay to GeoXplor an aggregate sum of $200,000 by June 15, 2007 (this was paid in full on June 5, 2007). In addition, we must incur minimum annual exploration expenditures and stock issuances.

Payment Schedule: Exploration Expenditure, Shares to be Issued, Net Smelter Payments

We are obligated to make the following minimum exploration expenditures in order to maintain the Firefly Agreement and fully exercise the option:

Due Date	Minimum Amount of Exploration Expenditures
May 30, 2008	$200,000
May 30, 2009	$250,000
May 30, 2010	$300,000
Total	$750,000

We are also obligated to make the following issuances of our capital stock to GeoXplor in order to maintain the Firefly Agreement and fully exercise the option:

Due Date	Shares to be Issued
On or before June 25, 2007	200,000 common shares (issued June 7, 2007)
On or before May 30, 2008	200,000 common shares

We are also obligated to pay to GeoXplor a net smelter royalty equal to 3% of sales of uranium or other ores from the Firefly Properties. At any time, we may acquire 50% of the rights of GeoXplor to the Net Smelter Royalty by paying GeoXplor $1,000,000 and issuing GeoXplor 500,000 shares of our common stock.

We have also agreed to make the following payments upon the occurrence of the specific events indicated:

Event	Required Payment
Upon earlier of: a) Receipt by Tecton of a feasibility study recommending production; and b) May 30, 2010.	$1,000,000
Upon earlier of: a) Commencement of construction of mine on Firefly Property; and b) May 30, 2011.	$1,000,000
Upon earlier of: a) Commencement of commercial productionfrom Firefly Property; and b) May 30, 2012.	$1,500,000
Upon receipt of first $1,500,000 from commercial production from the Firefly Property.	$1,500,000

As of July 31, 2007, we had approximately $881,768 in cash in our bank accounts. Based on our planned expenditures as outlined above, we require additional capital of approximately $618,232 to proceed with our plan of operations over the next twelve months. We require additional financing in order to pursue our exploration programs. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

From the date of this Quarterly Report for the following 30 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations. We believe that debt financing from third parties will not be an alternative for funding additional phases of exploration as we do not have tangible assets to secure any debt financing. We anticipate that additional funding will be in the form of equity financing from the sale of our common stock. However, we do not have any financing arranged and we cannot provide investors with any assurance that we will be able to raise sufficient funding from the sale of our common stock to fund our exploration programs. In the absence of such financing, we will not be able to continue exploration of our mineral claims. Even if we are successful in obtaining equity financing to fund our exploration program, there is no assurance that we will obtain the funding necessary to pursue any advanced exploration of our mineral claim following the completion of preliminary exploration. If we do not continue to obtain additional financing, we will be forced to abandon the property and our plan of operations.

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

Number of Employees

As at September 18, 2007, our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer work as part time consultants, each contributing approximately 20% of their time to Tecton. We have also retained two geologist consultants on our advisory board part time. In addition, we also engage independent consultants in the areas of marketing, accounting, bookkeeping and legal services.

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

Results of Operations for the three months ended July 31, 2007 (and 2006), six months ended July 31, 2007 (and 2006) and for the period from January 19, 2006 (inception) to July 31, 2007

Our results of operations are presented below:

	Three Months Ended July 31, 2007	Three Months Ended July 31, 2006	For the six months ended July 31, 2007	For the six months ended July 31, 2006	For the period from January 19, 2006 (date of Inception) through July 31, 2007
Costs and Expenses:
General and Administrative	$ 313,008	-	$ 551,541	-	$ 674,051
Mineral property and exploration costs	$ 291,492	-	$ 1,086,962	-	$1,090,229
Total Operating Expenses	$ 604,500	-	$1,638,503	-	$1,764,280
Net Loss	$ (604,500)	-	$ (1,638,503)		- $ (1,764,280)
Loss per common share (basic and fully diluted)	$ (0.0081)	-	$ (0.0227)	-	-
Weighted average common shares outstanding	74,385,980	-	72,070,582	-	-

Lack of Revenue

Since inception on January 19, 2006 until July 31, 2007 we have not yet earned any revenues. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties. The auditor's report on our fiscal year end financial statements contains an explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From the period from inception on January 19, 2006 until July 31, 2006, our total operating expenses were $1,764,280. The major components of our expenses for this period consist of $1,090,229 for mineral property and exploration costs and $674,051 for general and administrative costs which primarily included the following: accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses.

For the three months ended July 31, 2007 our total operating expenses were $604,500 compared to $1,034,003 for the previous quarter (three months ended April 30, 2007) and $nil for the three months ended July 31, 2006. The $604,500 of operating expenses that we incurred for the three months ended July 31, 2007 consisted of the following: $313,008 on general and administrative expenses; $41,492 on exploration costs; and $250,000 on mineral property costs (together $291,492 on mineral property and exploration costs). For the six months ended July 31, 2007, our total operating costs were $1,638,503, which consisted of the following: $551,541 in general and administrative expenses; $64,181 in exploration costs; and $1,022,781 in mineral property costs (together $1,086,962 in mineral property and exploration costs). We anticipate that our operating expenses will fluctuate from quarter to quarter depending on the level of our mineral property and exploration costs.

The mineral property and exploration costs are incurred because of our mineral properties, which costs are described in more detail above, under Item 2.

Net Losses

From January 19, 2006 (date of inception) to July 31, 2007, we incurred a net loss of $1,764,280. Our loss per share was nil for the period from January 19, 2006 (date of inception) to July 31, 2007.

For the three months ended July 31, 2007 we incurred a net loss of $604,500 compared to a net loss of $nil for the three months ended July, 31, 2006. For the six months ended July 31, 2007 we incurred a net loss of $1,638,503 compared to a net loss of $nil for the same period in 2006. Our net loss per share was $0.0081 for the three months ended July 31, 2007.

Our net loss to date is primarily due to a lack of revenue associated with increased operating expenses as described above. We expect to continue to incur losses for at least another two years.

Liquidity and Capital Resources

As at July 31, 2007 we had cash of approximately $881,768 and a working capital surplus of approximately $1,846,736. This is a decrease from our cash position 3 months ago when we had $1,253,015 in cash and a working capital surplus of $1,393,628 (as at April 30, 2007). As at July 31, 2007, we had total assets of $1,941,680. Our accumulated deficit was $1,764,280 as at July 31, 2007.

Our net loss of $(1,764,280) from January 19, 2006 (date of inception) to July 31, 2007 was funded by a combination of private placements and loans. During the six months ended July 31, 2007 we raised $3,164,086 from the sale of our common stock. The increase in cash during the six months ended July 31, 2007 was $881,768.

For the six month period ended July 31, 2007, we used net cash of $1,321,255 in operating activities, and net cash of $961,063 in investing activities. We received net cash of $3,164,086 from financing activities for the six month period ended July 31, 2007. For the six month period ended July 31, 2007 our monthly cash requirement was approximately $380,386. As of July 31, 2007, we had cash of $881,768 which will cover our operating and investing costs for approximately 2 months according to our current monthly burn rate.

We expect that our total expenses will increase over the next year as we increase our business operations and seek additional mineral interests. We have not been able to reach the break-even point since our inception on January 19, 2006 and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year.

We anticipate that we will incur substantial losses over the next 30 months. We estimate that we will purchase another option to acquire 100% interest in a property, complete property purchase obligations on the Firefly Properties, and start an exploration project on the Firefly Properties over the next 12 months beginning September 2007. In order to exercise our option on the Firefly Properties, we must incur exploration expenditures of $200,000 by May 30, 2008. In addition, we need approximately $550,000 for our general and administrative expenses (including professional fees). Our total cash requirements for the next 12 months will be approximately $2,550,000 less whatever cash or cash equivalents we have available to us (currently $881,768 as at July 31, 2007).

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

Critical Accounting Policies

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of July 31, 2007, being the date of our second quarter end covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

During our quarter ended July 31, 2007, there were no changes in our internal control over financial reporting that have materially affected, or are reasonably likely to affect, our internal control over financial reporting.

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

  In May 2007 we issued an aggregate of 420,000 shares of common stock to various non-US investors in exchange for cash at $0.25 per share.

  In June 2007 we issued an aggregate of 100,000 shares of our common stock to a non- US investor in exchange for cash at $0.25 per share. We also issued 200,000 shares of our common stock to GeoXplor Corp. in order to maintain our interest in the Firefly property. The shares were issued pursuant to Rule 4(2) of the Securities Act.

  In July 2007 we issued an aggregate of 3,296,000 shares of our common stock and committed to issue another 870,000 shares of our common stock to non-US investors in exchange for cash at $0.25 per share.

Shares issued to all U.S. residents, were exempt from registration pursuant to Rule 4(2) of the Securities Act. All of the other stock and warrant issuances described above were exempt from registration under Regulation S of the Securities Act. Where the purchasers of the shares in the issuances described above are not named, they are all non U.S. residents, unless otherwise noted.

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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

On September 14, 2007 we accepted Douglas Oliver’s notice of resignation as a Director, bringing our total number of directors to two. Dr. Oliver will continue to serve as an officer in his expanded role as our Chief Operating Officer. He will also continue to oversee all of our exploration and day-to-day activities.

On August 7, 2007, we entered in an Advisory Board Agreement with Akin Commodity Consulting Ltd., pursuant to which we appointed Mr. Hikmet Akin to our Advisory Board. The agreement provides that Mr. Akin will assist us in finding mining properties and will make introductions to mining persons and businesses around the world. The term of the agreement is for two years and as compensation we have agreed to pay Mr. Akin 20,000 unregistered shares of our common stock and grant him 500,000 options to purchase unregistered shares of our common stock, at an exercise price of $1.00 per share, exercisable for two years.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description
3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on January 19, 2006 (1)
10.1	Norman Meier Management Agreement(1)
10.2	Bruno Weiss Management Agreement(1)
10.3	Canaccord Capital Corporation Fee Agreement(1)
10.4	Hudson Capital Corp. Consulting Agreement(1)
10.5	Emil Summermatter Consulting Agreement(1)
10.6	Firefly Agreement
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Included as exhibits on our Form SB-2/A filed April 17, 2007.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tecton Corporation
(Registrant)

/s/ Norman Meier
Date: September 19, 2007	Norman Meier
Director, President, Chief Executive Officer