Form 10QSB
period 2007-10-31
TECTON CORP
filed 2007-12-18
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________To _____________________

Commission file number 333-141817 TECTON CORPORATION (Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization)	N/A (I.R.S. Employer Identification No.)

Bettlistrasse 35
8600 Dübendorf, Switzerland
(Address of principal executive offices)

(702) 387-2382
(Registrant’s telephone number, including area code)

(Former name, former address and former fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months
(or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☐ Yes ☒ No

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or
15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 17, 2007, the registrant’s outstanding common stock consisted of 78,245,810 shares.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Tecton Corporation (the “Company”, “Tecton”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Tecton Corporation
October 31, 2007
(unaudited)

F-2

TECTON CORPORATION (An exploration stage company) Index to Financial Statements

Page
Balance Sheet at October 31, 2007	F-3
Statements of Losses for the nine months ended October 31, 2007 and October 31,2006 and for the period January 19, 2006 (date of Inception) to October 31, 2007	F-4
Statements of Stockholders' Deficiency for the period January 19, 2006 (date of Inception) to October 31, 2007	F-5 – F-7
Statements of Cash Flows for the nine months ended October 31, 2007 and October 31,2006 and for the
period January 19, 2006 (date of Inception) to October 31, 2007	F-8
Notes to Financial Statements	F-9 – F-13

TECTON CORPORATION (An exploration stage company) BALANCE SHEET OCTOBER 31, 2007 (Stated in US dollars) (Unaudited)

ASSETS:
Cash	$ 254,887
Accounts receivable	492
Prepaid expenses	73,603
Loans receivable, related party ( Note E )	926,396

Total current asset	1,255,378
Capital assets (Note D )	30,015

Total assets	$ 1,285,393

LIABILITIES AND STOCKHOLDERS' EQUITY
Accounts payable and accrued expenses	$ 83,866
Advances from related parties (Note E)	3,600

Total current liabilities	87,466

Stockholders' equity:

Common stock, 80,000,000 shares authorized; par value $ .0001 per share; 78,150,810
shares issued and outstanding	7,815
Common stock issuable; 390,000 shares	39
Additional paid-in capital	3,729,711
Deficit accumulated during exploration stage	(2,539,638)

Total stockholders' equity	1,197,927

Total liabilities and stockholders' equity	$ 1,285,393

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF LOSSES
(Stated in US dollars)
(Unaudited)

	Three Months	Three Months	Nine Months	Nine Months	from January 19,
	Period Ended to	Period Ended to	Period Ended to	Period Ended to	2006 (date of
	October 31,	October 31,	October 31,	October 31,	Inception) through
	2007	2006	2007	2006	October 31, 2007
Costs and Expenses:
General and Administrative	$ 391,968	$ - - -	$ 943,509	$ 10	$ 1,066,019
Exploration Costs	109,515		173,696	-	173,696
Mineral property Costs	273,875		1,296,656	3,267	1,299,923

Total Operating Expenses	775,358	-	2,413,861	3,277	2,539,638
Loss from Operations	(775,358)	-	(2,413,861)	(3,277)	(2,539,638)
Provision for Income Tax	-	-	-	-	-

Net Loss	$ (775,358)	$ -	$ (2,413,861)	$ (3,277)	$ (2,539,638)

Loss per common share (basic and		$ -
fully diluted) (Note F)	$ (0.010)		$ (0.033)	$ -	$ -

Weighted average common shares		- -
outstanding	78,708,896		73,966,530	-
Options shares deemed outstanding	-		-	-

Total shares outstanding for		-
computation	78,708,896		73,966,530	-

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH OCTOBER 31, 2007
(Stated in US dollars)
(Unaudited)

			Common
	Common Stock		Stock Issuable
							Deficit
							Accumulated
					Additional	Common	During
					Paid-in	Stock	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Issuance of
common stock at
inception, January
2006	1,000,000	$100	-	$ -	$ -	$ -	$ -	$100
Shares Cancelled
December 2006	(1,000,000)	(100)	-	-	-	-	-	(100)
Issuance of
common stock to
investors pursuant
to dividend paid in
December 01, 2006
at $0.0001 per
share	198,010	20	-	-	-	-	-	20
Issuance of
common stock for
cash in December
02, 2006 at $0.0001
per share	49,000,000	4,900	-	-	-	-	-	4,900
Issuance of
common stock for
cash in December
10, 2006 at $0.001
per share	5,220,000	522	-	-	4,698	-	-	5,220
Issuance of
common stock for
cash in December
18, 2006 at $0.01
per share	2,520,000	252	-	-	24,948	-	-	25,200
Common stock
issuable for cash in
December 2006 at
$.10 per share	-	-	4,000	-	400	-	-	400
Common stock
issuable for cash in
January 2007 at
$.10 per share	-	-	100,000	10	9,990	-	-	10,000
Common stock
subscription	-	-	-	-	-	(20,000)	-	(20,000)
			-	-
Net Loss	-	-			-	-	(125,777)	(125,777)

Balance at
January 31, 2007	56,938,010	$5,694	104,000	$ 10	$40,036	$ (20,000)	$(125,777)	$(100,037)

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH OCTOBER 31, 2007
(Stated in US dollars)

			Common
	Common Stock		Stock Issuable
							Deficit
							Accumulated
					Additional	Common	During
					Paid-in	Stock	Exploration
	Shares	Amount	Shares	Amount	Capital	Subscription	Stage	Total
Common stock
issued February
02,2007at $0.01 per
share	104,000	10	(104,000)	(10)		-	-
Subscriptions
Received February
02, 2007	-	-	-	-	-	20,000	-	20,000
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
Common stock
issuable for cash
in April 2007 at
$.25 per share
net of cost and
fees	-	-	640,000	64	144,703	-	-	144,767
Common stock
issuable for cash
in May 2007 at
$.25 per share	-	-	400,000	40	89,960	-	-	90,000
Common stock
issued in May and
July 2007	1,140,000	114	(1,140,000)	(114)	-	-	-	-

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
Issuance of common
stock for cash on
July ,2007 at $.25
per share net of cost
and fees	2,494,000	249	-	-	615,751	-	-	616,000
Issuance of common
stock for cash in
July 2007 at $.25 per
share net of cost and
fees	802,000	80	-	-	180,420	-	-	180,500
Common stock
issuable for cash in
July 2007 at $.25 per
share	-	-	870,000	87	217,413	-	-	217,500
Common stock
issued in August and
September 2007	870,000	87	(870,000)	(87)	-	-	-	-
Issuance of
common stock to
investors pursuant
to settlement of
dividend paid
previously at
$1.20 per share	200	-	240	-	-	-	-	240
Common stock
issuable for cash in
October 2007 at $.25
per share	-	-	390,000	39	97,461	-	-	97,500
Net Loss	-	-	-	-	-	-	(2,413,861)	(2,413,861)
Balance at October
31, 2007	78,150,810	$ 7,815	390,000	$ 39	$ 3,729,711	$ -	$(2,539,638)	$1,197,927

See accompanying notes to financial statements

TECTON CORPORATION (An exploration stage company) STATEMENTS OF CASH FLOWS (Stated in US dollars) (Unaudited)

			For the period from
			January 19, 2006
	For the nine months	For the nine months	(date of Inception)
	ended October 31,	ended October 31,	through October 31,
	2007	2006	2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (2,413,861)	$ (3,277)	$ (2,539,638)
Depreciation	4,810	-	4,810
Common stock issued in exchange for services	100,000	-	100,000
Common stock issued in exchange for mineral
property and exploration costs	350,000	-	350,000
Adjustments to reconcile net loss to net cash used in
operating activities:
Changes in assets and liabilities:
Bank overdraft	(2,345)	-	-
Accounts receivable	(492)	-	(492)
Prepaid expense	(73,603)	-	(73,603)
Accounts payable and accrued expenses	(10,227)	3,267	83,865

NET CASH (USED IN) OPERATING ACTIVITIES	(2,045,718)	(10)	(2,075,058)

CASH FLOWS FROM INVESTING ACTIVITIES:
Loans, related parties	(926,396)	-	(926,396)
Purchase of capital assets	(34,824)	-	(34,824)

NET CASH (USED IN) INVESTING ACTIVITIES	(961,220)	-	(961,220)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock
subscription, net of costs and fees	3,261,825	2,000	3,287,565
Advances from related parties (Note E)	-	2,100	3,600

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,261,825	4,100	3,291,165

NET CHANGE IN CASH AND CASH BALANCE END
OF PERIOD	$ 254,887	$ 4,090	$ 254,887

Supplemental Disclosures of Cash Flow Information
Cash paid during the period for interest	$ -	$ -	$ -
Income taxes paid	-	-	-

See accompanying notes to financial statements

TECTON CORPORATION (An exploration stage company) NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2007 (Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of October 31, 2007, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through October 31, 2007, the Company has accumulated losses of $2,539,638.

Cash

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash at October 31, 2007 consists of a checking account held at a bank.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to October 31, 2007, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

TECTON CORPORATION (An exploration stage company) NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2007 (Unaudited)

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

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of October 31, 2007 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123 (R) "Share Based Payment," which requires measurement of compensation cost for all stock based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company intends to determine the fair value of awards using the Black - Scholes valuation model. As of October 31, 2007, the Company has not issued any awards that qualify as stock based compensation.

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

TECTON CORPORATION (An exploration stage company) NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2007 (Unaudited)

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

New Accounting Pronouncements

In June 2007, the Emerging Issues Task Force of the FASB issued EITF Issue No. 07-3, Accounting for Nonrefundable Advance Payments for Goods or Services to be Used in Future Research and Development Activities, (“EITF 07-3”)which is effective for fiscal years beginning after December 15,2007. EITF 07-3 requires that non refundable advance payments for future research and development activities be deferred and capitalized. Such amounts will be recognized as an expense as the goods are delivered or the related services are performed. The Company does not expect the adoption of EITF 07-3 to have a material impact on the financial results of the Company.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to October 31, 2007, the Company incurred losses of $2,539,638.

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

TECTON CORPORATION (An exploration stage company) NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2007 (Unaudited)

NOTE C – MINERAL PROPERTY AND EXPLORATION COSTS

On December 20, 2006 the Company acquired a 100% interest in the Mineral Tenure (Ace of Spades mineral claim) located in the Nanaimo Mining Division of British Columbia for cash of $3,267(CDN $3,675) which is included in mineral property and exploration costs in the statement of operations.

On January 22, 2007, as amended on January 31, 2007, the Company entered into the Wapata Lake Uranium Option Agreement, whereby the Company acquired an option to purchase a 100% interest in 49 mineral dispositions located in Saskatchewan, Canada for cash of $848,032(CDN $1,000,000) of which $126,874 (CDN $150,000) is due on or before February 05, 2007, CDN $350,000 to be paid on or before February 23, 2007 and CDN $500,000 to be paid on or before the Option expiry date. To date the Company has paid the $150,000 and the $350,000 CDN. The Company also agreed to issue 3,000,000 common shares on or before February 12, 2007 (these shares were issued on February 9, 2007) and to pay a 3% net smelter return. The Company has incurred $250,000 towards the property costs and spent $28,750 on exploration expenses.

On May 30, 2007 the Company entered into an agreement with GeoXplor Corp. to acquire an option to acquire the 100% mining rights to the “Firefly Properties” located in San Juan County, Utah. Pursuant to the agreement, the Company paid $200,000 in cash to GeoXplor Corp. on June 5, 2007, and issued 200,000 shares of its common stock to GeoXplor Corp. on June 7, 2007. The Company has agreed to issue a further 200,000 shares on May 30,2008 and incur a further $750,000 of expenditures on the property. To date the Company has incurred $23,875 on staking costs and spent $97,257 on exploration expenses.

NOTE D – CAPITAL ASSETS

		Accumulated	Net Carrying
	Cost	Depreciation	Value

Automobile	$ 31,167	$ 4,713	$ 26,454
Furniture and Fixtures	3,657	96	3,561

Total	$ 34,824	$ 4,809	$ 30,015

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a) During the period ended October 31, 2007, the Company's significant shareholders advanced funds to the Company for working capital purposes. Total amount due to related parties was $3,600 as of October 31, 2007. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment. b) At October 31, 2007, the Company had paid $180,000 in management fees to directors of the Company and $18,000 to a director of the Company for consulting fees pursuant to management and consulting agreements. Management fees expense to directors totalled $180,000 and is included in general and administrative expenses in the statement of operations.

c) The Company loaned Hemis Corporation (the Company’s CEO is also Hemis Corporation’s CEO) $926,396. The loan is non-interest bearing.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS OCTOBER 31, 2007
(Unaudited)

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company entered into Management agreements on December 2, 2006. Pursuant to the agreements, the Company is obligated to pay management fees of $22,000 a month to directors of the Company. The Company also entered into a Consulting agreement on December 22, 2006. Pursuant to the agreement, the Company is obligated to pay fees of $10,000 a month for consulting services.

The Company entered into an independent consulting agreement with Hudson Capital Corp. on February 1, 2007 pursuant to which the Company is obligated to pay a consulting fee of $5,000 a month to Hudson Capital Corp. in addition to issuing 1,000,000 common shares at a price of $0.10 per share. The shares were issued on February 5, 2007.

NOTE G– SUBSEQUENT EVENTS Subsequent to October 31, 2007:

(a )	The Company has signed service agreements with CSM Corporate Support Management to commence November 20,2007 whereby CSM Corporate Support Management will provide organization, setup and support of the administration, human resources logistics, support and mentoring of shareholders and management of ongoing projects.

(b)	On November 6, 2007 the Company entered into a management agreement with Clive Massey pursuant to which Mr. Massey agrees to act as “Vice President – Corporate Development” in exchange for remuneration of CDN$4,000 (US$4,066) per month. In addition, Mr. Massey is entitled to receive a bonus of up to 2,250,000 common shares upon the achievement of certain events, as agreed between the parties. The term of the agreement is from November 6, 2007 until November 1, 2009 and the agreement is terminable by either party upon 14 days notice to the other.

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

We formed one active wholly-owned subsidiary, Tecton Uranium Corporation which was incorporated in Nevada on May 14, 2007. On May 23, 2007 Tecton Uranium Corporation was spun off as an independent company by way of a dividend declaration from Tecton.

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

Ace of Spades

On December 20, 2006, we acquired the rights to the “Ace of Spades” property on Texada Island, British Columbia, Canada from David Anthony Zamida for a final purchase price of approximately $3,267 for 100% interest in this property. We do not plan to explore this property; instead we plan to option this property to another mining company within the next 12 months. We plan to approach contacts of our management to find a buyer or optionee of this property.

To date we have no interested parties. We must spend approximately $6.50 per hectare per year to maintain this property in good standing with the government of British Columbia.

Wapata Lake, Saskatchewan, Canada

On January 22, 2007 we signed an agreement with the Saskatchewan Syndicate to acquire an option to the 100% interest in the mineral rights to a property with uranium potential in Wapata Lake, Saskatchewan, Canada (the “Wapata Lake Property”). We have signed two amendments to this agreement (January 31, 2007 and September 10, 2007). In addition, on November 30, 2007 we entered into a Letter of Understanding with the Saskatchewan Syndicate whereby the Saskatchewan Syndicate agreed to accept our final payment after the Option Expiry Date and also expressly waived its rights and remedies in relation to such late payment (together these documents constitute the “Wapata Lake Agreement”). The Saskatchewan Syndicate is comprised of Timothy Young of Vancouver, B.C., and 455702 B.C. Ltd. Under the terms of the Wapata Lake Agreement, we made a first payment of $250,000 on September 14, 2007 and made the second and final payment of $300,000 on November 30, 2007. We expect to receive formal title to the mineral rights shortly.

Pursuant to the terms of the Wapata Lake Agreement, we have the right to abandon a portion of the property in the same manner as it could the entire property.

Firefly, Utah, USA

On May 30, 2007, we entered into an agreement with GeoXplor Corp. whereby we have acquired an option to acquire a 100% interest in the certain mining properties, located in San Juan County, Utah (the “Firefly Properties”). The Firefly Properties are comprised of an area of approximately 40,000 acres as 207 unpatented federal mining claims with uranium potential, within the La Sal uranium trend, that were issued to GeoXplor by the Bureau of Land Management. The claims cover both the Firefly and the Grey Daun mines.

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

As of December 11, 2007 we have generated no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues in the short term, even if our exploration program indicates that a mineral deposit may exist on the Firefly Properties or the Wapata Lake Property. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Plan of Operation

Our plan of operation for the next twelve months beginning December 2007 is to carry out exploration of the Firefly Property and the Wapata Lake Property and to acquire other selective early stage properties in the US or Canada. Our plan of operation does not include exploration of the Ace of Spades property, as we intend to option this out to another mining company within the next 12 months. We intend to primarily explore for uranium, but if we discover that any of our mineral properties hold potential for other minerals that our management determines are worth exploring further, then we will explore for those other minerals. Our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization. Our management estimates that over the next 12 months (beginning December 2007) we will spend approximately $3,746,000 in exploration expenses to determine if our mineral concessions do have commercially exploitable quantities of mineralization.

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

We plan to continue exploration of the Firefly and Wapata Lake mineral claims for so long as the results of the geological exploration that we complete indicate further exploration of our mineral claims is recommended and we are able to obtain the additional financing necessary to enable us to continue exploration. All exploration activities on the properties are presently preliminary exploration activities. Advanced exploration activities, including the completion of comprehensive drilling programs, will be necessary before we are able to complete any feasibility studies on any of our mineral properties. If our exploration activities result in an indication that the Firefly or Wapata Lake properties contain a potentially commercially exploitable quantity of uranium, then we would attempt to complete feasibility studies on the property to assess whether commercial exploitation of the property would be commercially feasible. There is no assurance that commercial exploitation of our mineral claims would be commercially feasible even if our initial exploration program shows evidence of uranium mineralization.

If we determine not to proceed with further exploration of the Firefly or Wapata Lake properties due to results from geological exploration that indicate further exploration is not recommended, or due to our lack of financing, we will attempt to acquire additional interests in new mineral resource properties in Canada and the US. Due to our limited finances, there is no assurance that we would be able to acquire an interest in a new property that merits further exploration. If we were to acquire an interest in a new property, then our plan would be to conduct resource exploration of the new property. In any event, we anticipate that our acquisition of a new property and any exploration activities that we would undertake will be subject to our achieving additional financing, of which there is no assurance.

Exploration

All our mineral concessions are in the early stages of exploration. We will use a phased exploration approach by which the results of each phase will determine the nature and level of activities for the next.

With regards to the Wapata Lake Property, the initial phase of exploration involves carrying out additional airborne geophysical surveys over a substantial portion of the land holdings. The purpose will be to identify favorable conductive graphitic horizons in the metamorphic basement. It is believed that by using the current generation of airborne electromagnetic equipment (e.g. Megatem), conductive zones can be identified in deeper parts of the basin where no strong conductors were located before. Conductive zones identified by air will be further defined by ground geophysics. This in turn may lead to drilling to test the target unconformity.

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

Our planned exploration expenditures for the next twelve months (beginning December 2007) on our mineral properties, together with amounts we expect to spend on administrative costs are summarized as follows:

Description of Expense	Amount
Exploration of the Firefly Properties	$1,000,000 (1)
Exploration of the Wapata Lake Property	$2,746,000 (2)
Obtaining interests in other mining rights	$1,000,000
General and Administrative Expenses	$550,000
Total	$5,296,000

(1) Under the terms of our agreement with GeoXplor, we must incur exploration expenditures of at least $200,000 by May 30, 2008.

(2) Under the terms of our agreement with the Saskatchewan Syndicate, we must incur exploration expenditures of at least $2,746,000 every year.

The general and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

Wapata Lake

The exploration expenses relating to the Wapata Lake property are calculated bearing in mind our obligations pursuant to the Wapata Lake Agreement. We expended no money or other consideration to acquire the option to the mining rights in the Wapata Lake Agreement. However, in order to maintain and exercise the option we had to make the payments of cash and issuance of shares, as of the dates set out in the table below, to the Saskatchewan Syndicate. Since we have now made all of the required payments and issuances, we expect to receive formal title to the mineral rights shortly.

The Wapata Lake Agreement also obligates us to keep the Wapata Lake Property in good standing with the Saskatchewan government both before and after we exercise the option. In order to do this, we must spend in exploration expenses, or alternatively pay to the Saskatchewan government, approximately $2,746,000 per year for the first 10 years and approximately $5,714,286 per year thereafter.

Due Date	Amount	Description
February 5, 2007	$126,874 cash (paid)	paid to the Saskatchewan Syndicate
February 12, 2007	3,000,000 common shares of Tecton (issued)	Issued to the Syndicate
February 23, 2007	$297,000 cash (paid)	Paid to the Syndicate
September 14, 2007	$250,000 cash (paid)	Paid to the Syndicate
November 30, 2007	$300,000 cash (paid)	Paid to the Syndicate
February 4, 2008	$2,746,000	Annual exploration expenses
February 4, 2009	$2,746,000	Annual exploration expenses
February 4, 2010	$2,746,000	Annual exploration expenses
February 4, 2011	$2,746,000	Annual exploration expenses

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

If we do not spend the minimum amount of exploration expenses each year (or pay the equivalent sum to the Saskatchewan government) we will lose our mineral rights to the Wapata Lake Property.

On November 30, 2007, we completed the purchase of the 49 mineral permits for a total cash value of approximately $1,036,636 (CDN$1,050,000) and 3,000,000 common shares our common stock which were issued on February 8, 2007 at the fair market value of $0.10 per share. The purchase was completed pursuant to the Wapata Lake Uranium Property Option Agreement between the Registrant and the Saskatchewan Syndicate and Mr. Timothy Young, first entered into on January 22, 2007, as amended on January 31, 2007 and September 10, 2007.

Location of Property

The Wapata Lake permits are located in northern Saskatchewan, Canada within the northeastern portion of the Athabasca Basin. An all weather road provides access from Points North Landing to Stoney Rapids, Saskatchewan. The permits are adjacent to claims controlled by, among others, Cogema, Pitchstone Exploration Ltd., Purepoint Uranium Group, Magnum Uranium and International Uranium Corporation. Access to some parts of the property is available by road, and for other parts roads will have to built.

The Wapata Lake permits cover approximately 647,653 acres and offer significant exposure to the world's most prolific uranium region. Uranium is a heavy toxic silvery-white radioactive metallic element that is used to power nuclear energy. Our geologists have not yet carried out extensive examinations of the geology of the property, however, according to the Saskatchewan Geological Atlas, the permits contain a surface of Athabasca Group sedimentary rocks with an underlying metamorphic (rock containing minerals that have recrystallized due to heat in a parent body asteroid) basement. These are separated by the regional unconformity. No uranium showings or float have been mapped at surface. The depth to the target regional unconformity is estimated to vary from 250-300 meters in the northern part of the claims and up to 800 meters in the south.

Other companies working previously in the area of the permits include SMDC, Camoc and Kerr Addison. Air and ground geophysical surveys have been completed with NW-SE grid lines, however the full details of previous programs are not known. No drilling has been performed.

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

We have also agreed to make the following payments upon the occurrence of the specific events indicated:

Event		Required Payment
Upon earlier of:
a)	Receipt by Tecton of a feasibility study recommending production; and	$1,000,000
b)	May 30, 2010.
Upon earlier of:
a)	Commencement of construction of mine on Firefly property; and	$1,000,000
b)	May 30, 2011.
Upon earlier of:
a)	Commencement of commercial production from Firefly Property; and	$1,500,000
b)	May 30, 2012.
Upon receipt of first $1,500,000 from commercial production from the Firefly Property.		$1,500,000

As of October 31, 2007, we had approximately $254,887 in cash in our bank accounts. Based on our planned expenditures as outlined above, we require additional capital of approximately $5,041,113 to proceed with our plan of operations over the next twelve months. We require additional financing in order to pursue our exploration programs. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled back exploration plans based on our available financial resources.

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

Number of Employees

As at December 11, 2007, our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer work as part time consultants, each contributing approximately 20% of their time to Tecton. We have also retained two geologist consultants on our advisory board part time. In addition, we also engage independent consultants in the areas of marketing, accounting, bookkeeping and legal services.

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

Results of Operations for the three months ended October 31, 2007 (and 2006), nine months ended October 31, 2007 (and 2006) and for the period from January 19, 2006 (inception) to October 31, 2007

Our results of operations are presented below:

	Three Months	Three	For the nine	For the	For the period
	Ended	Months	months ended	nine	from January
	October 31,	Ended	October 31,	months	19, 2006 (date
	2007	October 31,	2007	ended	of Inception)
		2006		October 31,	through
				2006	October 31,
					2007
Costs and Expenses:
General and	$ 391,698	-	$ 943,509	$ 10	$ 1,066,019
Administrative
Mineral property and	$ 383,390	-	$ 1,470,352	$ 3,267
exploration costs					$1,473,619
Total Operating	$ 775,358	-	$ 2,413,861	$3,277
Expenses					$2,539,638
Net Loss	$ (775,358)	-	$ (2,413,861)	$3,277	$ (2,539,638)
Loss per common share	$ (0.009)	-	$ (0.02)	-	-
(basic and fully diluted)

Weighted average	78,708,896	-	73,966,530	-	-
common shares
outstanding

Lack of Revenue

Since inception on January 19, 2006 until October 31, 2007 we have not yet earned any revenues. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties. The auditor's report on our fiscal year end financial statements contains an explanatory paragraph which identifies issues that raise substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustment that might result from the outcome of this uncertainty.

Expenses

From the period from inception on January 19, 2006 until October 31, 2007, our total operating expenses were $2,539,638. The major components of our expenses for this period consist of $1,473,619 for mineral property and exploration costs and $1,066,019 for general and administrative costs which primarily included the following: accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses.

For the three months ended October 31, 2007 our total operating expenses were $775,358 compared to $nil for the three months ended October 31, 2006. The $775,358 of operating expenses that we incurred for the three months ended October 31, 2007 consisted of the following: $391,968 on general and administrative expenses; $109,515 on exploration costs; and $273,875 on mineral property costs. For the nine months ended October 31, 2007, our total operating costs were $2,413,861, which consisted of the following: $943,509 in general and administrative expenses; $173,696 in exploration costs; and $1,296,656 in mineral property costs. We anticipate that our operating expenses will fluctuate from quarter to quarter depending on the level of our mineral property and exploration costs.

The mineral property and exploration costs are incurred because of our mineral properties, which costs are described in more detail above, under Item 2.

Net Losses

From January 19, 2006 (date of inception) to October 31, 2007, we incurred a net loss of $2,539,638. Our loss per share was nil for the period from January 19, 2006 (date of inception) to October 31, 2007.

For the three months ended October 31, 2007 we incurred a net loss of $775,358 compared to a net loss of $nil for the three months ended October, 31, 2006. For the nine months ended October 31, 2007 we incurred a net loss of $2,413,861 compared to a net loss of $3,277 for the same period in 2006. Our net loss per share was $0.010 for the three months ended October 31, 2007.

Our net loss to date is primarily due to a lack of revenue associated with increased operating expenses as described above. We expect to continue to incur losses for at least another two years.

Liquidity and Capital Resources

As at October 31, 2007 we had cash of approximately $254,887 and a working capital surplus of approximately $1,167,912. As at October 31, 2007, we had total assets of $1,285,393. Our accumulated deficit was $2,539,638 as at October 31, 2007.

Our net loss of $(2,539,638) from January 19, 2006 (date of inception) to October 31, 2007 was funded by a combination of private placements and loans. During the nine months ended October 31, 2007 we raised $3,261,825 from the sale of our common stock. The increase in cash during the nine months ended October 31, 2007 was $254,887.

For the nine month period ended October 31, 2007, we used net cash of $2,045,718 in operating activities, and net cash of $961,220 in investing activities. We received net cash of $3,261,825 from financing activities for the nine month period ended October 31, 2007. For the nine month period ended October 31, 2007 our monthly cash requirement was approximately $334,104. As of October 31, 2007, we had cash of $254,887 which will cover our operating and investing costs for approximately 1 month according to our current monthly burn rate.

We expect that our total expenses will increase over the next year as we increase our business operations and seek additional mineral interests. We have not been able to reach the break-even point since our inception on January 19, 2006 and have had to rely on outside capital resources. We do not anticipate making any revenues for the next year.

We anticipate that we will incur substantial losses over the next 30 months. We estimate that we will purchase another option to acquire 100% interest in a property, complete property purchase obligations on the Firefly Property and the Wapata Lake Property, and start an exploration project on both our mineral concessions over the next 12 months beginning December 2007. In order to exercise our option on the Firefly Property, we must incur exploration expenditures of $200,000 by May 30, 2008. In order to exercise our option on the Wapata Lake Property we must spend a minimum of $2,746,000 in exploration expenses over the next 12 months. In addition we anticipate spending $1,000,000 on obtaining interests in other mineral concessions. We will also need approximately $550,000 in general and administrative expenses (including professional fees). Our total cash requirements for the next 12 months will be approximately $5,296,000 less whatever cash or cash equivalents we have available to us (currently $254,887 as at October 31, 2007).

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

Inflation

The effect of inflation on our revenue and operating results was not significant.

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

ITEM 3. CONTROL AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15 under the Exchange Act, we carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of October 31, 2007, being the date of our third quarter end covered by this Quarterly Report. This evaluation was carried out under the supervision and with the participation of our Chief Executive Officer and Chief Financial Officer. Upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting management to material information relating to us required to be included in our periodic SEC filings.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, under current SEC rules, we will be required to furnish a report by our management assessing the effectiveness of our internal controls over financial reporting beginning with our Annual Report on Form 10-KSB for our fiscal year ending January 31, 2008. The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems. The Public Company Accounting Oversight Board’s (“PCAOB”) Auditing Standard No. 5, adopted by the SEC on July 27, 2007, provides the professional standards and related performance guidance for auditors to report on the effectiveness of our internal controls over financial reporting under Section 404. Our assessment of internal controls over financial reporting requires us to make subjective judgments and, particularly because Standard No. 5 is newly effective, some of the judgments will be in areas that may be open to interpretation. We are currently performing the system and process documentation and evaluation needed to comply with Section 404.

During this process, if we identify one or more material weaknesses in our internal controls over financial reporting we will be unable to assert such internal control is effective. If we are unable to assert that our internal controls over financial reporting is effective as of January 31, 2008 (or if our auditors are unable to state that we have maintained, in all material respects, effective internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports. That would likely have an adverse effect on our stock price.

We cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is very little precedent available by which to measure compliance with the new Auditing Standard No. 5. If we are not able to complete our assessment under Section 404 in a timely manner, we would be unable to conclude that our internal controls over financial reporting are effective as of January 31, 2008.

In general, we are assessing the effectiveness of our internal controls over financial reporting on an account by account basis as a part of our on-going accounting and financial reporting review process in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires our management to assess the effectiveness of our existing internal controls for our fiscal year ended January 31, 2008. This effort includes documenting, evaluating the design of and testing the effectiveness of our internal controls over financial reporting. We intend to continue to refine and improve our internal controls on an ongoing basis. During this process, we may identify additional items for review or deficiencies in our system of internal controls over financial reporting that may require strengthening or remediation.

There have been no changes in our internal controls over financial reporting during our third quarter that we believe have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES

  In August 2007 we issued an aggregate of 440,000 shares of common stock to one non- US investors in exchange for cash at $0.25 per share.
  In September 2007 we issued an aggregate of 370,000 shares of our common stock to non-US investors in exchange for cash at $0.25 per share. We also issued 60,000 shares of our common stock in exchange for services rendered to us in the last quarter.
  In October 2007 we issued 200 shares of our common stock to a non-US investor in order to settle a complaint that the investor had with us. The market value of the shares, as quoted on the OTC Bulletin Board, on the date of issuance was $1.20 per share.

Shares issued to any U.S. residents, were exempt from registration pursuant to Rule 4(2) of the Securities Act. All of the other stock and warrant issuances described above were exempt from registration under Regulation S of the Securities Act. Where the purchasers of the shares in the issuances described above are not named, they are all non U.S. residents, unless otherwise noted.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On November 6, 2007 we entered into a management agreement with Clive Massey pursuant to which Mr. Massey agrees to act as our “Vice President – Corporate Development” in exchange for remuneration of CDN$4,000 (US$4,066) per month. In addition, Mr. Massey is entitled to receive a bonus of up to 2,250,000 of our common shares upon the achievement of certain events, as agreed between the parties. The term of the agreement is from November 6, 2007 until November 1, 2009 and the agreement is terminable by either party upon 14 days notice to the other.

On November 30, 2007 we completed the purchase of 49 mineral permits located in the Province of Saskatchewan, Canada for a cash value of approximately $1,036,636 (CDN$1,050,000) and 3,000,000 common shares in our capital stock that was issued on February 8, 2007 at the fair market value of $0.10 per share. The purchase was completed pursuant to the Wapata Lake Uranium Property Option Agreement between which we entered into with the Saskatchewan Syndicate and Mr. Timothy Young, first entered into on January 22, 2007, as amended on January 31, 2007 and September 10, 2007. The property is subject to a 3% net smelter return and a gross overriding royalty equal to 3% of the average value of all gem and industrial diamonds recovered from the property, each payable to the Saskatchewan Syndicate. Although the final payment in respect of the option agreement was due by November 14, 2007, the parties instead scheduled and completed the final transaction on November 30, 2007.

We have no material relationship with the Saskatchewan Syndicate, other than in respect of the material definitive agreement entered into. No finder’s fee was payable in relation to the closing.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

3.1	Certificate (Articles) of Incorporation as filed with the Nevada Secretary of State on January 19, 2006 (1)
3.2	Bylaws (1)
10.1	Norman Meier Management Agreement(1)
10.2	Bruno Weiss Management Agreement(1)
10.3	Canaccord Capital Corporation Fee Agreement(1)
10.4	Hudson Capital Corp. Consulting Agreement(1)
10.5	Emil Summermatter Consulting Agreement(1)
10.6	Wapata Lake Agreement including the first and second addendum (1) (2)
10.7	Letter of Understanding with the Saskatchewan Syndicate
10.8	Firefly Agreement
10.9	Management Agreement Clive Massey
31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits on our Form SB-2/A filed April 17, 2007.
(2)	Included as exhibits on our Form 8K filed October 12, 2007

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tecton Corporation
(Registrant)

Date: December 17, 2007	/s/ Norman Meier
Norman Meier
Director, President, Chief Executive Officer