Form 10-K
period 2008-01-31
TECTON CORP
filed 2008-05-15
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

☐TRANSITION REPORT PURSUANT TOSECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

Commission file number 333-141817

TECTON CORPORATION
(Exact name of registrant as specified in its charter)

Nevada (State or Other Jurisdiction of Incorporation of Organization) Bettlistrasse 35 8600 Dübendorf, Switzerland (Address of principal executive offices) (ZIP Code)	N/A (I.R.S. Employer Identification No.) (702) 387-2382 (Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None Securities registered pursuant to Section12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes☐ No☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes☐ No☑

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes☐ No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) No☑

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at June 29, 2007 (Our common stock began to trade on the OTC Bulletin Board on August 3, 2007): $0

Number of common shares outstanding at May 12, 2008: 79,736,560

PART I

Item 1. Description of Business

Forward-looking Statements

This annual report contains forward-looking statements. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology such as "may", "will", "should", "expects", "plans", "anticipates", "believes", "estimates", "predicts", "potential" or "continue" or the negative of these terms or other comparable terminology. These statements are only predictions and involve known and unknown risks, uncertainties and other factors that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Although we believe that the expectations reflected in the forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements. Except as required by applicable laws, including the securities laws of the United States, we do not intend to update any of the forward-looking statements so as to conform these statements to actual results.

As used in this annual report, the terms "we", "us", "our", “the Company”, and "Tecton" mean Tecton Corporation, unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Overview

We were incorporated as a Nevada company on January 19, 2006 as a wholly owned subsidiary of Hemis Corporation, a public company quoted on the OTC Bulletin Board under the symbol “HMSO.OB”. On December 1, 2006 Hemis declared a dividend in the amount of one common share of Tecton for every $0.0001 of dividend declared, which equated to one common share of Tecton for every 100 shares of Hemis owned as at December 1, 2006. At the same time the dividend was declared, Hemis cancelled its share ownership in Tecton. The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.

Since our inception, we have been engaged in the acquisition and development of a portfolio of uranium properties. Our principal executive offices are located at Bettlistrasse 35, 8600 Dübendorf, Switzerland, and we have an address for service and a telephone number in Las Vegas, Nevada. Our telephone number is (702) 387 2382. We pay a Swiss administration company a monthly administrative fee which includes rent for these premises.

Our fiscal year end is January 31. We are quoted on the OTC Bulletin Board under the symbol “TTNC.OB”.

Recent Business Developments

On January 22, 2007 we acquired from the Saskatchewan Syndicate an option to purchase a 100% interest in 49 mineral claims with uranium potential in Wapata Lake, Saskatchewan, Canada. In November, 2007 we completed the acquisition of the 49 claims. In May 2008, we sent notice to the Advance Royalty Corporation, the vendor’s assignee, to abandon all of the 49 claims comprising our interest in the Wapata Lake property.

We had one active wholly-owned subsidiary, Tecton Uranium Corporation which was incorporated in Nevada on May 14, 2007. On May 23, 2007 Tecton Uranium Corporation was spun off as an independent company by way of a dividend declaration from our company.

On May 30, 2007, we entered into an agreement with GeoXplor Corp. whereby we acquired an option to acquire a 100% interest in certain mining properties, located in San Juan County, Utah.

Our common stock became eligible for trading on the OTC Bulletin Board on August 3, 2007 under the original ticker symbol “TEON.OB”. On March 18, 2008 we received a new symbol “TTNC” due to an error made by the OTC Bulletin Board.

On September 14, 2007 Dr. Douglas Oliver resigned as a director of us. Dr. Oliver retained his position as our Chief Operating Officer until April 30, 2008, at which time he resigned from the position of Chief Operating Officer.

On April 7, 2008 Dr. Hikmet Akin has joined our advisory board as a consultant. Since 1998, Mr. Akin has acted as a consultant to various companies in the mining sector. He currently serves as President of RPT Uranium Corp.

On May 9, 2008, Bruno Weiss resigned from his position as our Chief Financial Officer. Mr. Weiss retains his position as our director. On May 13, 2008, Norman Meier was appointment to act as our Chief Financial Officer effective as of May 13, 2008.

Our Business

We are engaged in the acquisition of uranium properties that are either past producers or have been the subject of prior work programs and/or contain historic resources. Additionally, we are looking to acquire other selective early stage properties. Our geographic focus is the United States and Canada.

Ace of Spades

On December 20, 2006 we acquired the rights to the “Ace of Spades” property on Texada Island, British Columbia, Canada from David Anthony Zamida for a final purchase price of approximately $3,267. No formal agreement was ever entered into; we only have a receipt of purchase as proof of our interest in this property. We do not plan to explore this property; instead, we plan to option this property to another mining company within the next 12 months.

Wapata Lake

On January 22, 2007 we signed an agreement with the Saskatchewan Syndicate (an entity comprised of Timothy Young of Vancouver, B.C., and 455702 B.C. Ltd.) whereby we acquired an option to purchase a 100% interest in the mineral rights to 49 mineral claims with uranium potential in Wapata Lake, Saskatchewan, Canada (the “Wapata Lake Property”). The 49 claims cover an area of approximately 647,653 acres or 262,105 hectares. In accordance with the terms of the Wapata Lake Agreement, we paid $848,032 in cash and 3,000,000 shares of our common stock to exercise our option to purchase the 49 claims. We completed the purchase on November 30, 2007.

In May 2008, we delivered notice to abandon all of the 49 claims to Advance Royalty Corporation of the United Kingdom, the vendor’s assignee. If Advance Royalty Corporation exercises its notice, the claims will be transferred to Advance Royalty Corporation.

Firefly

On May 30, 2007 we entered into an agreement with GeoXplor Corp. (“GeoX”) whereby we acquired an option to acquire a 100% interest in certain mining properties located in San Juan County, Utah (the “Firefly Property”). The Firefly Property is comprised of an area of approximately 40,000 acres containing 213 unpatented federal mining claims with uranium potential within the La Sal uranium trend, that were issued to GeoX by the Bureau of Land Management. The claims cover both the Firefly and the Grey Daun mines.

Our plan of operation is to carry out exploration of the Firefly Property and to acquire other selective early stage properties in the U.S. or Canada. Our plan of operation does not include exploration of the Ace of Spades property, as we intend to option this out to another mining company within the next 12 months. Our specific exploration plan for the Firefly Property and the Wapata Lake Property, together with information regarding the location and access, history of operations, present condition and geology of the property, is presented in this Prospectus under the heading “Description of Properties”.

We are an exploration stage company. All of our mineral projects are at the exploration stage and there is no assurance that any of them contain a commercially viable ore body. Further exploration beyond the scope of our planned exploration activities will be required before a final evaluation as to the economic and legal feasibility of mining the property is determined. We plan to undertake such further exploration, however we anticipate that we will require significant additional financing in order to do so, and there is no assurance that we will be able to obtain the necessary financing in the future. Even if we do obtain the financing, there is no assurance that further exploration will result in a final evaluation that a commercially viable mineral deposit exists at either of the properties.

As of May 12, 2008 we have no revenues, have achieved losses since inception, have been issued a going concern opinion by our auditors and rely upon the sale of our securities to fund operations. We will not generate revenues even if our exploration program indicates that a mineral deposit may exist on the Firefly Property. Accordingly, we will be dependent on future additional financing in order to maintain our operations and continue our exploration activities.

Competition

We are a new and unestablished mineral resource exploration company. We compete with other mineral resource exploration companies for financing and for the acquisition of new mineral properties. Many of the mineral resource exploration companies with whom we compete have greater financial and technical resources than those available to us. Accordingly, our competitors may be able to spend greater amounts on acquisitions of mineral properties of merit, on exploration of their mineral properties and on development of their mineral properties. In addition, they may be able to afford more geological expertise in the targeting and exploration of mineral properties. This competition could result in competitors having mineral properties of greater quality and interest to prospective investors who may finance additional exploration and development. This competition could adversely impact our ability to achieve the financing necessary for us to conduct further exploration of our mineral properties.

We will also compete with other junior mineral exploration companies for financing from a limited number of investors that are prepared to make investments in junior mineral exploration companies. The presence of competing junior mineral exploration companies may impact our ability to raise additional capital in order to fund our exploration programs if investors are of the view that investments in competitors are more attractive based on the merit of the mineral properties and the price of the investment .

We will also compete with other junior and senior mineral companies for available resources, including, but not limited to, professional geologists, camp staff, helicopter or float planes, mineral exploration supplies and drill rigs.

Government Regulations

General

Any operations at the Firefly Property will be subject to various federal and state laws and regulations in the U.S. and Canada which govern prospecting, development, mining, production, exports, taxes, labour standards, occupational health, waste disposal, protection of the environment, mine safety, hazardous substances and other matters. We will be required to obtain those licenses, permits or other authorizations currently required to conduct exploration and other programs. There are no current orders or directions relating to us or our mineral claims with respect to the foregoing laws and regulations. If we escalate our operations at these claims, it is reasonable to expect that compliance with various regulations will increase our costs. Such compliance may include feasibility studies on the surface impact of our proposed operations, costs associated with minimizing surface impact, water treatment and protection, reclamation activities, including rehabilitation of various sites, ongoing efforts at alleviating the mining impact on wildlife and permits or bonds as may be required to ensure our compliance with applicable regulations. It is possible that the costs and delays associated with such compliance could become so prohibitive that we may decide to not proceed with exploration, development or mining operations on any of our mineral properties. We are not presently aware of any specific material environmental constraints affecting our properties that would preclude the economic development or operation of property in the U.S. or Canada.

U.S. Federal Laws

The U.S. Forest Service requires that mining operations on lands subject to its regulation obtain an approved plan of operations subject to environmental impact evaluation under the National Environmental Policy Act. Any significant modifications to the plan of operations may require the completion of an environmental assessment or Environmental Impact Statement prior to approval. Mining companies must post a bond or other surety to guarantee the cost of post-mining reclamation. These requirements could add significant additional costs and delays to any mining project undertaken by us.

Under the U.S. Resource Conservation and Recovery Act, mining companies may incur costs for generating, transporting, treating, storing, or disposing of hazardous waste, as well as for closure and post-closure maintenance once they have completed mining activities on a property. Any future mining operations at the Firefly Property may produce air emissions, including fugitive dust and other air pollutants, from stationary equipment, storage facilities, and the use of mobile sources such as trucks and heavy construction equipment which are subject to review, monitoring and/or control requirements under the Federal Clean Air Act and state air quality laws. Permitting rules may impose limitations on our production levels or create additional capital expenditures for pollution control in order to comply with the rules.

The U.S. Comprehensive Environmental Response Compensation and Liability Act of 1980, as amended, ("CERCLA") imposes strict joint and several liability on parties associated with releases or threats of releases of hazardous substances. Those liable groups include, among others, the current owners and operators of facilities which release hazardous substances into the environment and past owners and operators of properties who owned such properties at the time the disposal of the hazardous substances occurred. This liability could include the cost of removal or remediation of the release and damages for injury to the surrounding property. We cannot predict the potential for future CERCLA liability with respect to the Firefly Property or surrounding areas.

Canadian Laws

Canadian mining laws contain several regulations that restrict and regulate mineral property development and exploration. In particular, the Saskatchewan uranium industry is one of the most closely regulated industries in the world. The laws include but are not limited to requiring work permits, the posting of bonds and the performance of remediation work for any physical disturbance to the land. In addition, all mine sites are governed by very strict regulations pertaining to any emissions on the site and are subject to strict air quality standards. These costs are expected to be incurred at least modestly in the future.

The Saskatchewan Mining Association has an Environmental Protection Policy that mandates optimum safeguards for the protection of the environment and encourages ongoing dialogue to develop best practices.

All mines are now required to provide financial assurance so that in the event a mine is abandoned in the future the funding is in place to reclaim the site. Before a license is even given to operate, mines are required to submit plans showing how the site will be reclaimed once mining ceases. These plans go through a thorough public review process before a decommissioning license is granted. This review may take several months. For any work undertaken on the property, we will be responsible for sustaining the cost of any reclamation and remediation needed if commercial extraction does commence.

During the initial phases of our exploration program there will not be any significant disturbances to the land surface and hence, no government approval is required.

As we do not know the extent of the exploration program that we will be undertaking, we can not estimate the expected remediation and reclamation costs of the property. Hence, it is impossible at this time to assess the impact of any capital expenditures on earnings or our competitive position if an economically viable deposit is discovered.

Upon commencing commercial production, greater environmental impacts will increase the costs of complying with permit and environmental laws compared to previous phases. At this stage, permits and regulations will regulate much of our production program to limit environmental impact. Some examples of regulatory requirements that may be encountered include but are not limited to:

  an impact report on the local flora and fauna;
  water standards imposed on any water discharged;
  monitoring of ground water to ensure minimal or no contamination;
  all material to be left on the surface will need to be environmentally benign; and
  socio-economic impacts will have to be evaluated and re-mediated if deemed negative.

Before we can commence the production phase we will need to submit an application to commence mining operations with the Saskatchewan Environment and Resource Management office. This application is subject to review by a project committee, and the committee will ultimately advise the government as to whether our application should be approved or rejected. This process may involve steps such as consulting public and other interested parties for comments or requesting of additional information from us. The length of time and cost of this process is dependant upon, among other factors, the size of the proposed mining operation.

Research and Development Expenditures

We have not spent any amounts on research and development activities since our inception. Our planned exploration program expenditures are summarized under the section of this Prospectus entitled “Description of Properties”.

Employees and Consultants

As of May 12, 2008 our Chief Executive Officer and our Chief Operating Officer work as part time consultants. Each executive officer contributes approximately 20% of his time to us. In addition, we also engage independent consultants in the areas of marketing, accounting, bookkeeping and legal services.

In April 2008, Clive Massey was appointed as our Vice President of Corporate Development.

Intellectual Property

We have not filed for any protection of our trademark. The only intellectual property we own is our trademark and logo for our company.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at Bettlistrasse 35, 8600 Dübendorf, Switzerland. Our principal executive offices are located at Bettlistrasse 35, 8600 Dübendorf, Switzerland. We pay a Swiss administration company a monthly administrative fee which includes rent for these premises.. We also have an office at 5348 Vegas Drive, #226, Las Vegas, NV 89108. For this office, we pay $130 annually for mail forwarding. Our telephone number at this address is (702) 387 2382.

Our mineral properties are described below.

Ace of Spades

We acquired this project from David Anthony Zamida on December 20, 2006 for a final purchase price of $3,267. No formal agreement was ever entered into; we only have a receipt of purchase as proof of our interest in this property. We plan to option this property to another mining company within the next 12 months.

1. Location and Access

This project consists of 200 acres on Texada Island, 80 km northwest of Vancouver, British Columbia, Canada. Access to the island is by ferry from Powell River.

The claim group is located from 50 m to 350 m. The lower part of the property below 150 m and between the showing and Gillies Bay has been logged in the past and is covered by logging slash. The rest of the property comprises second growth hemlock and cedar with scattered zones of primary timber cover.

2. History of Operations

There is no record of assessment reports having been filed on the claims or any previous claims staked in the immediate vicinity. Previous claims in the area appear to have been kept in good standing by physical work being carried out. The trenches in the area of the showing appear to have been excavated during the course of prospecting. The earliest record of work in the area is reported to have been in the late 1920s. Discovery of gold bearing material in the area was made by a hunter. Claims were staked and some excavation carried out. After the initial wave of enthusiasm, in which when results were not as promising as anticipated, little work appears to have been carried out.

Firefly Property

The Firefly Property is situated in south central Utah in the center of the La Sal mineral trend. The Firefly Property is comprised of 213 unpatented mining claims. Future plans for Firefly include advancing the project to a 43-101 compliant standard as well as initiation of an aggressive three to four year exploration program so as to properly exploit Firefly’s real potential as a future uranium producer.

1. Location and Access

The Firefly property is located in southeastern Utah about 190 miles (304 km) southeast of Salt Lake City, and about 25 air miles southeast of Moab, as shown in Figures 2 and 3, below.

6

IDAHO
Logan
Randolph
Ogden
Montello
Layton
Wendover
Salt Lake City
Sandy
Provo
Kemmerer
Green River
Lyman
Evanston
Manila
191
Vernal
Duchesne
UNITED STATES
Gandy
Delta
Nephi
89
Price
East Carbon City
Fillmore
6
Manti
Castle Dale
Richfield
70
UTAH
Moab
FIREFLY
Milford
Loa
Beaver
Parowan
Monticello
Cedar City
Blanding
Montezuma Creek
N
SCALE
40 MILES
Hurricane
Colorado City
Mexican Hat
ARIZONA
reserved.

FIGURE 2 - LOCATION MAP - UTAH

7

FIREFLY
Hanksville
WAYNE
Dirty Devil
Canyonlands National Park
GARFIELD
North Wash
UTAH
Monticello
Monti La Sal National Forest
Bullfrog Creek
SAN JUAN
Blanding
International
Uranium
Processing Plant
N
SCALE
40 MILES
Glen Canyon National Recreation Area
KANE
San Juan
Montezuma Creek
Mexican Hat
San Juan Arm

FIGURE 3 - LOCATION MAP - SAN JUAN COUNTY

The claims are located on the La Sal Quadrangle in San Juan County, Utah. They lie within sections 25, 30 and 31in T28S R25E and R26E.

9

MANTI-LA SAL
NATIONAL FOREST
FM 1
FM 10
FM 2
FM 11
FM 12
FM 3
FM 13
Fire 14
FM 4
FM 15
Fire 16
FM 5
FM 17
Fire 18
Fire 27
FM 6
FM 19
Fire 20
Fire 28
Fire 29
FM 7
FM 21
Fire 22
Fire 30
Fire 31
FM 8
FM 23
Fire 24
Fire 32
Fire 33
Fm9
FM 25
Fire 26
Fire 34
Fire 35
Fire 36
Fire 37
FM 38
FM 39

FIGURE 4 CLAIM MAP -FM AND FIRE CLAIMS

At present the Firefly Property is accessible by road. From Salt Lake City, Highway 91 is followed southerly to the village of La Sal which lies about 20 miles (32 km) south of Moab. From this point Highway 46 is followed easterly from La Sal, a distance of about 10 miles (16 km). About 1 mile (1.6 km) east of Pine Lodge Ranch a dirt FWD road runs northerly about 0.4 miles to the Firefly adit. To the northwest, a network of FWD drill access roads provides access to most of the property (see Figure 5 below). The nearest towns to the claims are Blanding and Monticello, both small centers of commerce and the nearest city (Salt Lake City) lies approximately 190 miles to the northwest.

The Firefly property is favorably situated within the highly prospective La Sal uranium trend lying between the orthogonally oriented Uravan, Colorado uranium trend to the east and the Lisbon Valley uranium district to the southwest. Together, these three areas comprise one of the most productive uranium regions in the United States with total production in excess of 150 million lbs of U3O8, largely from the 1940s to the 1980s.

On May 30, 2007 we entered into an agreement (the “Firefly Agreement”) with GeoX whereby we acquired an option to acquire a 100% interest in certain mining properties, located in San Juan County, Utah (the “Firefly Properties”). The Firefly Properties cover an area of approximately 40,000 acres containing 213 unpatented federal mining claims with uranium potential, located within the La Sal uranium trend, that were issued to GeoX by the Bureau of Land Management. The claims cover both the Firefly and the Grey Daun mines.

Exclusivity of Exploration: Under the terms of the Firefly Agreement, we acquired the exclusive right to conduct exploration on the Firefly Properties during the term of the agreement in return for $200,000 cash and 200,000 shares of our common stock. The cash payment and the issuance of shares to GeoX occurred on June 5, 2007. We are also required to incur certain minimum annual exploration expenditures and issue additional shares of our common stock to GeoX in order to maintain the Firefly Agreement and fully exercise the option, as described below.

Payment Schedule: Exploration Expenditure and Shares to be Issued

Due Date	Payment Amount	Share Issuance	Description
May 30, 2008	$200,000		Minimum annual exploration expenditure.
On or before May 30, 2008		200,000 common shares of Tecton	Share issuance.
May 30, 2009	$250,000		Minimum annual exploration expenditure.
May 30, 2010	$300,000		Minimum annual exploration expenditure.
Total	$750,000	200,000 common shares of Tecton

To date we have incurred exploration expenses of $100,678 on the Firefly Property. We are contractually required to incur minimum annual exploration expenses of $200,000, and thus we must incur an additional $99,322 in expenses by May 30, 2008 in order to maintain our option. If we fail to make payments or issue any shares by the dates specified in the table, our option will terminate.

Registration of Shares: We have also agreed to submit for registration under the Securities Act half of the common shares that we issue to GeoX under the Firefly Agreement within a year of the issuance of those shares, as outlined in the schedule provided below.

Due Date	Shares to be Registered
On or before December 25, 2007	100,000 common shares
On or before November 30, 2008	100,000 common shares

Royalty Payment: Net Smelter Royalty and Required ‘Event’ Payments: We are also obligated to pay to GeoX a net smelter royalty (“Net Smelter Royalty”) equal to 3% of sales of uranium or other ores from the Firefly Properties. At any time, we may acquire 50% of the rights of GeoX to the Net Smelter Royalty by paying GeoX $1,000,000 and issuing GeoX 500,000 shares.

We have also agreed to make the following payments, which will be deducted from any royalty payments owed to GeoX as described in the previous paragraph:

Event	Required Payment
Upon earlier of:
a) Receipt by Tecton of a feasibility study recommending production; or, b) May 30, 2010.	$1,000,000
Upon earlier of:
a) Commencement of construction of mine on Firefly Property; or, b) November 30, 2010.	$1,000,000
Upon earlier of:
a) Commencement of commercial production from Firefly Property; or, b) November, 2011.	$1,500,000
Upon receipt of first $1,500,000 from commercial production from the Firefly Property.	$1,500,000

Termination: We may terminate the Firefly Agreement at any time upon 30 days written notice of termination to GeoX. The Agreement will automatically terminate if any of the option payments as described in the foregoing payment schedule are missed.

In the event that we terminate the Firefly Agreement, or abandon any of the claims constituting the Firefly Properties, we must:

1.	surrender the property(ies) abandoned to GeoX, in good standing with applicable laws and free of any encumbrances;
2.	deliver to GeoX within 60 days of termination or abandonment a report of all work carried out on the abandoned property(ties);
3.	remove all equipment from the abandoned property(ies) within 6 months of abandonment or termination; and,
4.	deliver to GeoX an executed Quitclaim Deed of all our interest in the abandoned property(ies).

3. History of Operations

The region holds hundreds of former uranium mines, most mined by underground methods. No facilities remain at the Firefly mine now, but old workings consist of a 1200 ft tunnel and numerous stopes. Individual deposits contain a few hundred to several million lbs of U3O8. Typically, uranium ore was not milled at the mine site; instead, it was trucked to a central milling facility. Two of the largest facilities, both now closed, were located at Moab and Uravan. Now, an active uranium-vanadium processing station is located near Blanding.

The early history of discovery and development of uranium-vanadium ores of the Colorado Plateau was centered in and around Paradox Valley in La Sal Uranium district.

The Firefly mine is located in the eastern portion of the trend. The mine was discovered in 1952 as an extension of the Grey Daun Mine. The mine was defined as a “Favourable” and “Semi-Favourable” area for uranium-vanadium mineralization by a U.S. Geological Survey which carried out an intensive program of exploration by diamond drill from 1952 to 1956.

Known resources are being mined and are under development by Dennison Mines and Energy Fuels, Inc. Dennison owns the White Mesa uranium mill located 50 road miles south. This is a fully permitted mill and could become a central processing facility for area mines in the future.

The early history of discovery and development of uranium-vanadium ores of the Colorado Plateau was centered in and around Paradox Valley in La Sal Uranium district.

The Firefly mine in located in the eastern point of the trend. The mine was discovered in 1952 as an extention of the Grey Daun Mine. The mine was defined as a "Favourable" and "Semi-Favourable" area for uranium-vanadium mineralization by U.S. Geological Survey which carried out an intensive program of exploration by diamond drill from 1952 to 1956. Known resourcies are being mined and are under development by Dennison Mines and Energy Fuels, Inc. Dennison owns the White Mesa uranium mill located 50 road miles south. This is a fully permitted mill and could become a central processing facility for area minesin the future.

4. Present Condition of the Property and Current State of Exploration

The Firefly Property is in the early stages of exploration. We will use a phased exploration approach by which the results of each phase will determine the nature and level of activities for the next.

The Firefly Property is a uranium-vanadium project positioned within the La Sal mineral trend, an east-west "channel" within the Jurassic Salt Wash Member of the Morrison Formation. The La Sal trend contains numerous small to large uranium-vanadium deposits discovered from the 1940s through the late 1970s, but has seen little to no exploration since.

We have only recently acquired the rights to acquire an option to acquire 100% interest in the claims which consist of approximately 40,000 acres containing 213 unpatented federal mining claims within the La Sal uranium trend. The claims cover both the Firefly and the Grey Daun mines.

Within the permitting process of the Manti-La Sal National Forest, the federal agency that manages the surface of the claims, we plan to aggressively explore to discover significant new uranium deposits. We will also try to expand our land position in this area and obtain further data and information on the surrounding La Sal trend and in this way begin to build a GIS database. Once we have presentable data in a GIS format, we will begin the process of applying to the United States Forest Service to obtain the necessary permits.

We will either commence initial drilling with relatively inexpensive open holes using conventional mud as a circulation medium and gamma log the holes rather than assay, or we will seek deposits by wide-spaced rotary drilling to understand the geology, followed by close spaced drilling of positive geologic indicators. Expected depths to mineralization range from 200-1000 feet. Once discovered, mineralization might be developed via drifts from underground shafts in order to define reserves. Often, production sold during the ore development phase is sufficient to pay for development.

Our targets at Firefly are to find deposits that can be mined by modern and safe low-impact underground methods that will yield ore to be processed in a fully permitted central mill.

Overall, we anticipate spending $3 million to $5 million over the next three to five years ($1,000,000 over the next 12 months beginning January 2008).

5. Geology

The geological setting of the Firefly Property is a sequence of Upper Paleozoic, Mesozoic and Cenozoic sedimentary rocks which were uplifted by the movement of plastic evaporates masses to form a series of northwest trending folds. Uranium-vanadium mineralization occurs in the Salt Wash member of the Morrison Formation of Upper Jurassic Age.

Utah contains parts of three physiographic regions: Basin and Range region; Rocky Mountains region; and Colorado Plateau which covers the south-eastern part of the State. Figure 6 shows the three physiographic regions.

The Firefly Property is located within the Colorado Plateau, near the Colorado border. The Colorado Plateau is a broad area of regional aprit consisting mainly of flat lying Paleozoic and Mesozoic strata.

Wapata Lake Property

Wapata Lake is located in the Athabasca basin; the property consists of 633,192 acres. The Athabasca basin has been home to some of the richest uranium deposits in the world and covers an area of some 100,000 miles. We plan to advance this project by way of a joint venture and are presently conducting a search for an appropriate partner.

On January 22, 2007 we signed an agreement with the Saskatchewan Syndicate (an entity comprised of Timothy Young of Vancouver, B.C., and 455702 B.C. Ltd.) whereby we acquired an option to purchase a 100% interest in the mineral rights to 49 mineral claims with uranium potential in Wapata Lake, Saskatchewan, Canada (the “Wapata Lake Property”). The 49 claims cover an area of approximately 633,192 acres or 256,253 hectares. We signed two amendments to this agreement (January 31, 2007 and September 10, 2007). In addition, on November 30, 2007 we entered into a Letter of Understanding with the Saskatchewan Syndicate whereby the Saskatchewan Syndicate agreed to accept our final payment after the Option Expiry Date and also expressly waived its rights and remedies in relation to such late payment (together these documents constitute the “Wapata Lake Agreement”). In accordance with the Wapata Lake Agreement, we paid $973,874 in cash and 3,000,000 in shares of our common stock to exercise our option to purchase the 49 claims. We completed the purchase on November 30, 2007. In May 2008, we delivered notice to abandon all of the 49 claims to Advance Royalty Corporation, the assignee of the Saskatchewan Syndicate.

Obligations Upon Abandonment

The Wapata Lake Agreement also imposes on us certain maintenance and abandonment obligations in respect of the Wapata Lake Property. These obligations were modified by an agreement between us and the Advance Royalty Corporation dated February 27, 2008. If, at any time, we wish to abandon all or a part of our interest in the Wapata Lake Property, we must give the Advance Royalty Corporation at least 120 days notice of such abandonment. If the Advance Royalty Corporation in turn gives us notice within 30 days of receiving our notice that they wish to re-acquire the portion of the property being abandoned, we will transfer our interest in that portion of the property to Advance Royalty Corporation for the sum of $10, and deliver to them all the information and data acquired by us in the course of our exploration of that portion of the property. In the event that we transfer any interest to the Advance Royalty Corporation, we must ensure that the applicable portion of the property remains free and clear of all charges, liens and encumbrances and will be in good standing for at least four months from the date of the transfer, which will require us to have satisfied any exploration expenditures payable during that period for the applicable portion of the property being transferred.

On April 29, 2008 our Board of Directors decided to abandon all of the 49 claims and notice is being delivered accordingly. Once notice has been delivered, the Advance Royalty Corporation may exercise the notice and re-acquire the 49 claims being abandoned by us.

Item 3. Legal Proceedings

As of May 12, 2008, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock became quoted on the OTC Bulletin Board, under the trading symbol “TTNC.OB”. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board securities are not listed and traded on the floor of an organized national or regional stock exchange. Instead, OTC Bulletin Board securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Bulletin Board stocks are traditionally smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares on the OTC Bulletin Board for each quarter since our common stock began to trade on the OTC Bulletin Board on August 3, 2007. During March 2008, the highest price of our common stock on the OTC Bulletin Board was $1.15 and the lowest price was $0.80. On May 12, 2008, the high price of our common stock on the OTC Bulletin Board was $0.16 and the low price was $0.13. The following quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
August 3, 2007 – October 31, 2007	1.50	1.01
November 1, 2007 – January 31, 2008	2.50	1.30

Holders
As of May 12, 2008, there were 365 holders of record of our common stock.

Dividends
Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of May 12, 2008 no cash dividends have been declared.

We do not intend to issue any cash or stock dividends in the near future. We intend to retain earnings, if any, to finance the development and expansion of our business. Future dividend policy will be subject to the discretion of the Board of Directors and will be contingent upon future earnings, if any, our financial condition, capital requirements, general business conditions and other factors.

On May 23, 2007 we issued a stock dividend in the amount of $0.00001 per share on the issued and outstanding common shares of Tecton as of May 23, 2006 for which we issued one common share of Tecton Uranium Corporation for every $0.00001 of dividend declared, which amounted to one share of Tecton Uranium Corporation for every 1 share of Tecton. Prior to the stock dividend, Tecton Uranium was a wholly owned subsidiary of Tecton. After the stock dividend, Tecton’s shares in Tecton Uranium were cancelled, so that Tecton now has no ownership interest in Tecton Uranium Corporation.

Equity Compensation Plans

As of May 12, 2008, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

Since inception on January 19, 2006 until April 19, 2007, we have completed the following sales of unregistered securities, not including shares registered on the Registration Statement on form SB-2 which was declared effective by the SEC on April 17, 2007.

  On January 19, 2006 we issued 1,000,000 shares of our common stock to Hemis Corporation. This issuance was exempt from registration pursuant to Regulation S of the Securities Act. On December 1, 2006 the 1,000,000 shares of our common stock were cancelled.
  On December 2, 2006 we issued an aggregate of 198,010 shares of our common stock to various non-U.S. investors, at a part value of $0.0001, in exchange for cash proceeds of $19.80. This issuance was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act.
  On December 2, 2006 we issued an aggregate of 49,000,000 shares of our common stock to Douglas Oliver, our former Chief Operating Officer and former director, and various non-U.S. investors, at a par value of $0.0001, in exchange for cash proceeds of $4,900. This issuance was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act.
  On December 10, 2006 we issued an aggregate of 5,220,000 shares of common stock to Island Stock Transfer and various non-U.S. investors in exchange for cash at $0.001 per share. This issuance was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act.
  On December 18, 2006 we also issued an aggregate of 2,520,000 shares of common stock to various non-U.S. investors in exchange for cash at $0.01 per share.

In February 2007 we issued an aggregate of 5,604,000 shares of common stock to various non-U.S. investors in exchange for cash at $0.10 and $0.01 per share resulting in net proceeds of $515,000 ($55,000 in commission was paid to Canaccord Capital as a result of this private placement). In addition, as commission for the private placement of the 5,604,000 shares, we issued 550,000 warrants to Canaccord Capital Inc. on February 5, 2007. On February 25, 2008 Canaccord Capital Inc. exercised 240,750 of the warrants at an exercise price of $0.10 per share for aggregate cash proceeds of $24,075. Canaccord Capital Inc. retained 309,250 warrants which are exercisable at a price of $0.10 per share until February 5, 2009. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On February 5, 2007 we issued 1,000,000 common shares to Hudson Capital Corporation as compensation for $100,000 in investor relations and business development consulting services between February 1, 2007 and February 1, 2008. The shares issued in exchange for services were valued at approximately the fair value of shares issued during the period services were rendered. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On February 9, 2007 we issued an aggregate of 3,000,000 shares of common stock to two non-U.S. persons pursuant to a mining agreement that we entered into in relation to the Wapata Lake Property. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On February 16, 2007 we issued an aggregate of 580,000 shares of common stock to various non-U.S. investors in exchange for cash at $0.25 per share. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
In March 2007 we issued an aggregate of 4,912,000 shares of common stock to various non-U.S. investors in exchange for cash at $0.25 per share. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
In April 2007 we issued an aggregate of 490,600 shares of common stock, at $0.25 per share, to various non-U.S. investors in exchange for cash proceeds of $111,044. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
In May 2007 we issued an aggregate of 765,000 shares of common stock, at $0.25 per share, to various non-U.S. investors in exchange for cash proceeds of $191,250. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On June 7, 2007 we issued an aggregate of 100,000 shares of our common stock to one non-U.S. investor in exchange for cash at $0.25 per share. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On June 7, 2007 we also issued 200,000 shares of our common stock to GeoXplor Corp. in order to maintain our interest in the Firefly property. The shares were issued pursuant to Section 4(2) of the Securities Act.
In July 2007 we issued an aggregate of 3,691,000 shares of common stock, at $0.25 per share, to various non-U.S. investors in exchange for cash proceeds of $834,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

In August 2007 we issued an aggregate of 440,000 shares of common stock, at $0.25 per share, to one non-U.S. investor in exchange for cash proceeds of $110,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On September 13, 2007 we issued 430,000 shares of our common stock, at $0.25 per share, to one non-U.S. investor for cash proceeds of $92,500. We also issued 60,000 shares of our common stock to a consultant in exchange for services rendered with an approximate value of $15,000. The shares issued in exchange for services were valued at $0.25 per share, approximately the fair value of shares issued during the period services were rendered. These issuances were exempt from registration pursuant to Regulation S of the Securities Act.
On October 15, 2007 we issued 200 shares of our common stock to one non-U.S. investor pursuant to a settlement agreement. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On November 20, 2007 we issued 95,000 shares of our common stock to a non-U.S. individual pursuant to the terms of a finder’s fee agreement. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On January 23, 2008, 80,000 shares of our common stock became issuable to a non-U.S. investor, at $0.55 per share per share, in exchange for cash proceeds of $44,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On February 7, 2008 440,000 shares of our common stock became issuable to a non-U.S. investor, at $0.25 per share, in exchange for cash proceeds of $110,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On February 21, 2008 we issued 400,000 shares of our common stock a non-U.S. investor, at $0.42 per share, in exchange for cash proceeds of $168,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On March 12, 2008 we issued 150,000 shares of our common stock a non-U.S. investor, at $0.42 per share, in exchange for cash proceeds of $63,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.
On March 25, 2008 we issued 180,000 shares of our common stock a non-U.S. investor, at $0.25 per share, in exchange for cash proceeds of $45,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

Our reliance upon the exemption under Section 4(2) of the Securities Act of 1933 was based on the fact that the issuance of these shares did not involve a “public offering.” Each offering was not a "public offering" as defined in Section 4(2) due to the insubstantial number of persons involved in the deal, size of the offering, manner of the offering and number of securities offered. We did not undertake an offering in which we sold a high number of shares to a high number of investors. In addition, the investors had the necessary investment intent as required by Section 4(2) since they agreed to and received a share certificate bearing a legend stating that such shares are restricted pursuant to Rule 144 of the Securities Act. This restriction ensures that these shares would not be immediately redistributed into the market and therefore not be part of a "public offering." The investors negotiated the terms of the transactions directly with our executive officers. No general solicitation was used, no commission or other remuneration was paid in connection with these transactions, and no underwriter participated. Based on an analysis of the above factors, these transactions were effected in reliance on the exemption from registration provided in Section 4(2) of the Securities Act for transactions not involving any public offering.

Our reliance upon the exemption under of Regulation S of the Securities Act was based on the fact that the sale of the securities was completed in an "offshore transaction", as defined in Rule 902(h) of Regulation S. We did not engage in any directed selling efforts, as defined in Regulation S, in the US in connection with the sale of the securities. Each investor was not a US person, as defined in Regulation S, and was not acquiring the securities for the account or benefit of a US person.

On April 18, 2007 the SEC declared our registration statement on Form SB-2 effective. This registered 34,408,000 shares of our common stock for resale by approximately 85 selling shareholders. This registration statement did not include a public offering.

Since inception on January 19, 2006 we have made no purchases of equity securities.

Item 6. Selected Financial Data

Not applicable.

Item 7. Management's Discussion and Analysis or Plan of Operation

We are an exploration stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing to fund our operations. Our only source of cash at this time is investments by others in our company.

Forward-Looking Statements

This report contains forward-looking statements that involve risks and uncertainties. These statements relate to future events or our future financial performance. In some cases, you can identify forward-looking statements by terminology including, "could" "may", "will", "should", "expect", "plan", "anticipate", "believe", "estimate", "predict", "potential" and the negative of these terms or other comparable terminology. These statements are only predictions. Actual events or results may differ materially.

While these forward-looking statements, and any assumptions upon which they are based, are made in good faith and reflect our current judgment regarding the direction of our business, actual results will almost always vary, sometimes materially, from any estimates, predictions, projections, assumptions or other future performance suggested in this Prospectus.

Plan of Operations

Our plan of operation for the next twelve months, beginning May 1, 2008, is to continue with the exploration of the Firefly Property, and look to acquire other selective early stage properties. Our plan of operation does not include exploration of the Ace of Spades property, as we intend to option this out to another mining company within the next 12 months. Our exploration programs are preliminary in nature in that their completion will not result in a determination that any of our properties contains commercially exploitable quantities of mineralization.

Our management estimates that over the next 12 months (beginning in May 2008), we will spend a total of approximately $2,550,000, including approximately $1,000,000 in exploration expenses to determine if the Firefly Property contains commercially exploitable quantities of mineralization.

Our planned exploration expenditures for the next twelve months (beginning May 1, 2008) on the Firefly Property Property, together with amounts we expect to spend on other acquisitions costs and administrative costs are summarized as follows:

Description of Expense	Amount ($)
Exploration of the Firefly Property	1,000,000 (1)
Obtaining interests in other mining rights	1,000,000
General and Administrative Expenses	550,000 (3)
Total	$2,550,000

(1) Under the terms of our agreement with GeoXplor Corp., we must incur exploration expenditures of at least $200,000 by May 30, 2008 and we have incurred $97,256.83 in expenditures as of October 31, 2007.

(2) Under the terms of our agreement with the Saskatchewan Syndicate, we must incur exploration expenditures of at least $2,746,000 every year to maintain the 49 claims. As of January 31, 2008 our aggregate exploration expenditures for the Wapata Lake Property were $100,626, leaving approximately $2,645,374 to be incurred by mid September 2008. On April 29, 2008, our Board of Directors decided to abandon all of the 49 claims and notice is being delivered accordingly.

(3) General and administrative expenses for the year will consist primarily of professional fees for the audit and legal work relating to our regulatory filings throughout the year, as well as transfer agent fees, management fees, investor relations and general office expenses.

As of January 31, 2008, we had $13,401 in cash in our bank accounts and a working capital surplus of $517,427. Based on our planned expenditures as outlined above, we require additional capital of approximately $7,952,200 to proceed with our plan of operations over the next twelve months. We require additional financing in order to pursue our exploration programs. If we achieve less than the full amount of financing that we require, we will scale back our exploration programs on our mineral properties and will proceed with scaled-back exploration plans based on our available financial resources.

From the date of this report and for at least the following 28 months, we anticipate that we will not generate any revenue. Accordingly, we will be required to obtain additional financing in order to continue our plan of operations.

Results of Operations

Our results of operations are presented below:

	Year ending	Year ending	Period from
	January 31, 2008	January 31, 2007	January 19, 2006
			(inception) to
			January 31, 2008
Costs and Expenses:
General and Administrative	$1,143,760	$122,510	$1,266,270
Mineral property costs	2,107,128	3,267	2,110,395
Total Operating Expense	3,250,888	125,777	3,376,665
Net Loss	$(3,250,888)	$(125,777)	$(3,376,685)
Loss per common share (basic and assuming dilution)	$(0.04)	$(0.01)	-

Lack of Revenue

For the year ended January 31, 2008 we did not earn any revenues. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

Expenses

For the year ended January 31, 2008, our total operating expenses were $3,250,888. The major components of our expenses for this year consisted of $2,107,128 for mineral property costs and $1,143,760 for general and administrative costs which primarily included the following: accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses.

Our general and administrative expenses rose by $1,021,250 from fiscal 2006 to fiscal 2007. The increase was due to increased operating activities, including entering into a number of consulting agreements to increase our mineral concession holdings and develop those interests.

Our mineral property and exploration costs, which are described in more detail under the heading “Description of Property”, increased as a result of acquiring two new mineral properties in fiscal 2007.

Net Losses

From January 19, 2006 (date of inception) to January 31, 2008, we incurred net loss of $3,376,665. For the year ended January 31, 2008 we incurred net loss of $3,250,888. Our net loss per common share for fiscal 2007 was $0.04. This compares to a net loss of $125,777 and a net loss per common share of $0.01 for fiscal 2006.

Inflation and Changing Prices

Inflation and changing prices have had no impact on our net sales and revenues to date as we are an exploration stage company that has incurred net losses to date and has not generated any revenue.

Liquidity and Capital Resources

As of January 31, 2008, we had $13,401 in cash in our bank accounts and a working capital surplus of $517,427. We had current assets of $1,024,172, including $57,692 in prepaid consulting fees and other expenses and a $953,079 loan receivable from an affiliate. We had capital assets of $27,474. The sum of all of our assets was $1,051,646. Our total and current liabilities were $506,745, including accounts payable and accrued expenses of $195,367, advances due to related parties of $201,378 and a common stock liability of $110,000.

Our net loss of $3,376,665 from January 19, 2006 (date of inception) to January 31, 2008 was funded by a combination of our equity and debt financing.

For the year ended January 31, 2008, we used net cash of $2,514,776 in operating activities, and net cash of $987,904 in investing activities. The net cash used in investing activities included a non-interest bearing loan of $953,080 to an entity affiliated with us and $34,824 in acquisition costs to purchase capital assets.

We received net cash of $3,516,104 from financing activities for the year ended January 31, 2008. Net proceeds of $3,208,326 were raised from the sale of our common stock during fiscal 2007 and $110,000 was raised from the sale of our common stock after year end and we received advances of $197,778 from our significant shareholders. The advances are unsecured, non-interest bearing and have no specific terms of repayment.

This compares to our financial results for the year ended January 31, 2007 when we had no cash and a working capital deficit of $100,037. We did not have any assets as of January 31, 2007. Our net loss of $125,777 from January 19, 2006 (date of inception) to January 31, 2007 was funded by a combination of equity and debt financing.

We anticipate that we will incur substantial losses over the next 28 months. We estimate that we will purchase another option to acquire a 100% interest in a property, complete property purchase obligations on the Firefly Property and start an exploration project on our mineral concessions over the next 12 months beginning January 2008. In order to exercise our option on the Firefly Property, we must incur exploration expenditures of $200,000 by May 30, 2008. In addition, we anticipate spending $1,000,000 on obtaining interests in other mineral concessions. We will also need approximately $550,000 in general and administrative expenses, including professional fees. Our total cash requirements for the next 12 months will be approximately $2,550,000 less whatever cash or cash equivalents we have available to us ($13,401 as of January 31, 2008).

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

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

We are currently offering common shares for sale through an offering pursuant to Regulation S of the Securities Act to non US persons. On May 5, 2008, our shares were quoted on the OTB Bulletin Board at $0.17 per share.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to stockholders.

Inflation

The effect of inflation on our revenue and operating results has not been significant.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

TECTON CORPORATION
(An exploration stage company)

FINANCIAL STATEMENTS

JANUARY 31, 2008

TECTON CORPORATION
(An exploration stage company)

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-3
Balance Sheet at January 31, 2008 and 2007	F-4
Statements of Losses for the year ended January 31, 2008 and 2007 and for the period January 19, 2006 (date of Inception) to January 31, 2008	F-5
Statements of Stockholders' Deficiency for the period January 19, 2006 (date of Inception) to January 31, 2008	F-6 to F-9
Statements of Cash Flows for the year ended January 31, 2008 and 2007 and for the period January 19, 2006 (date of Inception) to January 31, 2008	F-10
Notes to the Financial Statements	F-11 to F-16

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Tecton Corporation
Dübendorf, Switzerland

We have audited the accompanying balance sheets of Tecton Corporation (an exploration stage company) as of January 31, 2008 and 2007, and the related statements of losses, stockholders' deficiency, and cash flows for the years ended January 31, 2008 and 2007, and for the period from January 19, 2006 (date of inception) through January 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecton Corporation (an exploration stage company) as of January 31, 2008 and 2007, and the results of its operations and its cash flows for the years ended January 31, 2008 and 2007, and for the period from January 19, 2006 (date of inception) through January 31, 2008, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note B to the financial statements, the Company's liabilities exceed its assets at January 31, 2008, and the Company has incurred losses since inception. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plan regarding those matters is also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/S/ PETERSON SULLIVAN PLLC

May 12, 2008
Seattle, Washington

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
BALANCE SHEETS
JANUARY 31, 2008 and 2007
(Stated in US dollars)
	2008	2007
ASSETS:
Cash	$ 13,401	$ -
Prepaid consulting fees and other	57,692	-
Loans receivable, related party ( Note E)	953,079	-
Total current asset	1,024,172	-
Capital assets ( Note D)	27,474	-
Total assets	$ 1,051,646	$ -
LIABILITIES AND STOCKHOLDERS' EQUITY(DEFICIENCY):
Bank overdraft	$ -	$ 2,345
Accounts payable and accrued expenses	195,367	94,092
Common Stock Deposit (Note H)	110,000	-
Advances from related parties (Note E)	201,378	3,600
Total current liabilities	506,745	100,037
Stockholders' equity(deficiency):
Preferred stock 20,000,000 shares; par value $.0001 per share; no shares issued or outstanding Common stock, 80,000,000 shares authorized; par value $ .0001 per share; 78,245,810 and 56,938,010 shares issued and outstanding at January 31,2008 and January 31,2007, respectively.	7,825	5,694
Common stock issuable; 80,000 shares	8	10
Additional paid-in capital	3,913,733	40,036
Common stock subscription	-	(20,000)
Deficit accumulated during exploration stage	(3,376,665)	(125,777)
Total stockholders' equity(deficiency)	544,901	(100,037)
Total liabilities and stockholders' equity(deficiency)	$ 1,051,646	$ -

See accompanying notes to financial statements

     TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF LOSSES
For the Years Ended January 31, 2008 and 2007, and
For the Period from January 19, 2006 (Date of Inception) to January 31, 2008
(Stated in US dollars)

			For the period from
			January 19, 2006 (date
	For the year ended	For the year ended	of Inception) through
	January 31, 2008	January 31, 2007	January 31, 2008
Costs and Expenses:
General and Administrative	$ 1,143,760	$ 122,510	$ 1,266,270
Mineral property and exploration costs (Note C)	2,107,128	3,267	2,110,395
Total Operating Expenses	3,250,888	125,777	3,376,665
Loss from Operations	(3,250,888)	(125,777)	(3,376,665)
Provision for Income Tax	-	-	-
Net Loss	(3,250,888)	(125,777)	(3,376,665)
Total Comprehensive Loss	$ (3,250,888)	$ (125,777)	$ (3,376,665)
Loss per common share (basic and fully diluted) (Note A)	$ (0.04)	$ (0.01)
Weighted average common shares outstanding	75,053,875	9,807,769

See accompanying notes to financial statements

     TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH JANUARY 31, 2008
(Stated in US dollars)

	Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Capital	Common Stock Subscription	Deficit Accumulated During Exploration Stage	Total
Issuance of common stock at inception, January 2006	1,000,000	$100	-	-	-	-	$ -	$ 100
Shares Cancelled December 2006	(1,000,000)	(100)	-	-	-	-	-	(100)
Issuance of common stock to investors pursuant to dividend paid in December 01, 2006 at $0.0001 per share	198,010	20	-	-	-	-	-	20
Issuance of common stock for cash in December 02, 2006 at $0.0001 per share	49,000,000	4,900	-	-	-	-	-	4,900
Issuance of common stock for cash in December 10, 2006 at $0.001 per share	5,220,000	522	-	-	4,698	-	-	5,220
Issuance of common stock for cash in December 18, 2006 at $0.01 per share	2,520,000	252	-	-	24,948	-	-	25,200
Common stock issuable for cash in December 2006 at $.10 per share	-	-	4,000	-	400	-	-	400
Common stock issuable for cash in January 2007 at $.10 per share	-	-	100,000	10	9,990	-	-	10,000
Common stock subscription	-	-	-	-	-	(20,000)	-	(20,000)
Net Loss	-	-	-	-	-	-	(125,777)	(125,777)
Balance at January 31, 2007	56,938,010	$ 5,694	104,000 $	10	$ 40,036	$ (20,000)	$ (125,777)	$ (100,037)

See accompanying notes to financial statements

     TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH JANUARY 31, 2008
(Stated in US dollars)

	Common Stock		Stock Issuable
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscription	Deficit Accumulated During Exploration Stage	Total
Balance at January 31, 2007	56,938,010	$ 5,694	104,000	$ 10	$ 40,036	$ (20,000)	$ (125,777)	$ (100,037)
Common stock issued February 02,2007at $0.01 per share	104,000	10	(104,000)	(10)	-	-	-
Subscriptions Received February 02,2007	-	-	-	-	-	20,000	-	20,000
Issuance of common stock for private placement in February 01,2007 at $.10 per share net of finder’s fee	5,500,000	550	-	-	494,450	-	-	495,000
Issuance of common stock in exchange for consulting service and prepaid consulting service on February 05,2007	1,000,000	100	-	-	99,900	-	-	100,000
Issuance of common stock for mineral property and exploration costs in February 09, 2007 at $.10 per share	3,000,000	300	-	-	299,700	-	-	300,000
Issuance of common stock for cash in February 16,2007 at $.25 per share net of cost and fees	580,000	58	-	-	131,442	-	-	131,500
Issuance of common stock for cash in March 12,2007 at $.25 per share net of cost and fees	4,424,000	442	-	-	994,508	-	-	994,950
Issuance of common stock for cash in March 27,2007 at $.25 per share net of cost and fees	488,000	49	-	-	110,276	-	-	110,325
Issuance of common stock for cash in April 12,2007 at $.25 per share net of cost and fees	490,600	49	-	-	110,995	-	-	111,044
Balance :- C/Fwd	72,524,610	$ 7,252	-	$ -	$ 2,281,307	$ -	$ (125,777)	$ 2,162,782

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH JANUARY 31, 2008
(Stated in US dollars)

	Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscription	Deficit Accumulated During Exploration Stage	Total
Balance :- BFwd	72,524,610	$ 7,252	-	$ -	$ 2,281,307	$ -	$ (125,777)	$ 2,162,782
Common stock issuable for cash in February 2007 at $.25 per share	-	-	100,000	10	22,490	-	-	22,500
Common stock issuable for cash in April 2007 at $.25 per share net of cost and fees	-	-	640,000	64	144,703	-	-	144,767
Common stock issuable for cash in May 2007 at $.25 per share	-	-	400,000	40	89,960	-	-	90,000
Common stock issued in May and July 2007	1,140,000	114	(1,140,000)	(114)	-	-	-	-
Issuance of common stock for cash on May 26,2007 at $.25 per share net of cost and fees	20,000	2	-	-	4,998	-	-	5,000
Issuance of common stock for mineral property and exploration costs on June 7, 2007 at $.25 per share	200,000	20	-	-	49,980	-	-	50,000
Issuance of common stock for cash on June 07,2007 at $.25 per share net of cost and fees	100,000	10	-	-	24,990	-	-	25,000
Issuance of common stock for cash on July ,2007 at $.25 per share net of cost and fees	2,494,000	250	-	-	615,750	-	-	616,000
Issuance of common stock for cash in July 2007 at $.25 per share net of cost and fees	802,000	80	-	-	180,420	-	-	180,500
Balance :- C/Fwd	77,280,610	$ 7,728	-	$ -	$ 3,414,598	$ -	$ (125,777)	$ 3,296,549

See accompanying notes to financial statements

     TECTON CORPORATION
 (An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION) THROUGH JANUARY 31, 2008
 (Stated in US dollars)

	Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock	Deficit Accumulated During Exploration Stage	Total
Balance :- BFwd	77,280,610	$ 7,728	-	$ -	$ 3,414,598	$ -	$ (125,777)	$ 3,296,549
Common stock issuable for cash in July 2007 at $.25 per share	-	-	870,000	87	217,413	-	-	217,500
Common stock issued in August and September 2007	870,000	87	(870,000)	(87)	-	-	-	-
Issuance of common stock to investors pursuant to settlement of dividend paid previously at $1.20 per share	200	-	-	-	240	-	-	240
Issuance of common stock for finders fee at Nov 20,2007 at 2.50 per share	95,000	10	-	-	237,490	-	-	237,500
Common stock issuable for cash in January 2008 at $.55 share	-	-	80,000	8	43,992	-	-	44,000
Net Loss	-	-	-	-	-	-	(3,250,888)	(3,250,888)
Balance at January 31, 2008	78,245,810	$ 7,825	80,000	$ 8	$ 3,913,733	$ 0	$ (3,376,665)	$ 544,901

See accompanying notes to financial statements

     TECTON CORPORATION
 (An exploration stage company)
 STATEMENTS OF CASH FLOWS
(Stated in US dollars)

	For the year ended January 31,		For the period from January 19, 2006 (date of Inception) through January 31, 2008
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (3,250,888	$ (125,777)	$ (3,376,665)
Depreciation	7,351	-	7,351
Common stock issued in exchange for services	100,000	-	100,000
Common stock issued in exchange for finders fees	237,500	-	237,500
Common stock issued in exchange for mineral
property and exploration costs	350,000	-	350,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Bank overdraft	(2,345)	2,345	-
Prepaid consulting fees and other expenses	(57,692)	-	(57,692)
Accounts payable and accrued expenses	101,275	94,092	195,367
NET CASH (USED IN) OPERATING ACTIVITIES	(2,514,799	(29,340)	(2,544,439)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans, related parties	(953,080)	-	(953,080)
Purchase of capital assets	(34,824)	-	(34,824)
NET CASH (USED IN) INVESTING ACTIVITIES	(987,904)	-	(987,904)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees	3,208,326	25,740	3,234,066
Proceeds from sale of common stock granted after year end	110,000	-	110,000
Advances from related parties (Note D)	197,778	3,600	201,378
NET CASH PROVIDED BY FINANCING ACTIVITIES	3,516,104	29,340	3,545,444
NET CHANGE IN CASH AND CASH BALANCE END OF PERIOD	$ 13,401	$ -	$ 13,401

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of January 31, 2008, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through January 31, 2008, the Company has accumulated losses of $3,376,665.

Cash

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash at January 31, 2008 and 2007 consists of a checking account held at a bank.

Income Taxes

The Company has implemented the provisions of Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes" ("SFAS 109"). SFAS 109 requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

In July 2006, the FASB issued Financial Interpretation No. 48, Accounting for Uncertainty in Income Taxes, (“FIN 48”) as an interpretation of FASB Statement No. 109, Accounting for Income Taxes (“SFAS 109”). This Interpretation clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS 109 and prescribes a recognition threshold of more-likely-than-not to be sustained upon examination. Measurement of the tax uncertainty occurs if the recognition threshold has been met. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 is effective for fiscal year beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The adoption of FIN 48 has no impact to the Company.

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to January 31, 2008, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Capital assets

Capital assets are recorded at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, automobile and furniture and fixtures are recorded at cost and are depreciated using the reducing balance method at 30% and 20 % per annum.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Common Stock Deposit

In January, 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 440,000 at a price of $0.25 per share, resulting in cash proceeds of $110,000. As of January 31, 2008, the issuance of these shares had not yet been approved by the Board therefore they are stated in the balance sheet for the year ended January 31, 2008 as a “Common Stock Deposit”. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

Fair Value of Financial Instruments

The fair value of financial instruments, which include cash, loans receivable, accounts payable and accrued expenses and advances from related parties were estimated to approximate their carrying values due to the immediate or short-term maturity of these financial instruments. Management is of the opinion that the Company is not exposed to significant interest, currency or credit risks arising from financial instruments.

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

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." SFAS No. 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS No. 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. Since inception, the Company has not had any items of comprehensive income or loss.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123 (R) "Share Based Payment," which requires measurement of compensation cost for all stock based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company intends to determine the fair value of awards using the Black - Scholes valuation model. Since inception, the Company has not issued any awards that qualify as stock based compensation.

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

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements but does not require any new fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company has not yet determined the impact of applying SFAS 157.

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159, The Fair Value Option for Financial Assets and Financial Liabilities, ("SFAS 159"). SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. SFAS 159 is effective for financial statements issued for fiscal years beginning after November 15, 2007. The Company has not yet determined the impact of adopting SFAS 159 on the Company's financial position.

In December 2007, the FASB issued No. 141R, “Business Combinations” (“SFAS” 141R”), which replaces SFAS No. 141. SFAS No. 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 141R will have impact on accounting for business combinations once adopted, but the effect is dependent upon acquisition at that time.

In December 2007, the FASB issues SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of Accounting Research Bulletin No. 51” (SFAS 160”), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parities other than the parent, the amount of consolidated net income attributable to the parent and to the non-controlling interest, changes in a parent’s ownership interest, and the valuation of retained non-controlling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners. SFAS 160 is effective for fiscal years beginning after December 15, 2008. The adoption of SFAS 160 has no impact to the Company.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to January 31, 2008, the Company incurred losses of $3,376,665. The Company's current assets exceeded its current liabilities by $517,427 as of January 31, 2008. These factors, among others, may indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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
JANUARY 31, 2008

NOTE C – MINERAL PROPERTY AND EXPLORATION COSTS

On December 20, 2006 the Company acquired a 100% interest in the Mineral Tenure (Ace of Spades mineral claim) located in the Nanaimo Mining Division of British Columbia for cash of $3,267(CDN $3,675) which is included in mineral property and exploration costs in the statement of operations.

On January 22, 2007, as amended on January 31, 2007, the Company entered into the Wapata Lake Uranium Option Agreement, whereby the Company acquired an option to purchase a 100% interest in 49 mineral dispositions located in Saskatchewan, Canada for cash of $848,032(CDN $1,000,000) of which $126,874 (CDN $150,000) is due on or before February 05, 2007, CDN $350,000 to be paid on or before February 23, 2007 and CDN $500,000 to be paid on or before the Option expiry date. To date the Company has paid the $150,000 and the $350,000 CDN. The Company also agreed to issue 3,000,000 common shares on or before February 12, 2007 (these shares were issued on February 9, 2007) and to pay a 3% net smelter return. The Company has incurred $1,310,027 towards the property costs and spent $100,626 on exploration expenses and paid out $305,188 in cash and shares for finders fee. In May 2008, we sent notice to abandon all 49 mineral dispositions.

On May 30, 2007 the Company entered into an agreement with GeoXplor Corp. to acquire an option to acquire the 100% mining rights to the “Firefly Properties” located in San Juan County, Utah. Pursuant to the agreement, the Company paid $200,000 in cash to GeoXplor Corp. on June 5, 2007, and issued 200,000 shares of its common stock to GeoXplor Corp. on June 7, 2007. The Company has agreed to issue a further 200,000 shares on May 30, 2008 and incur a further $750,000 of expenditures on the property. To date the Company has incurred $273,875 on property costs and spent $100,678 on exploration expenses and $20,000 in cash for finders fees.

NOTE D – CAPITAL ASSETS

	Cost	Accumulated Amortization	Net Carrying Value
Automobile	$ 31,167	$ 7,070	$ 24,097
Furniture and Fixtures	3,657	280	3,377
Total	$ 34,824	$ 7,350	$ 27,474

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

a) During the period ended January 31, 2008 and 2007, the Company's significant shareholders advanced funds to the Company for working capital purposes. Total amount due to related parties was $201,378 and $3,600 as of January 31, 2008 and 2007, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

b) At January 31, 2008 and 2007, the Company had accrued $35,000 payable as management fees to directors of the Company pursuant to management agreements. Management fees expense to directors totalled $252,600 and $44,000 in 2008 and 2007 respectively, and is included in general and administrative expenses in the statement of operations.

c) The Company loaned Hemis Corporation (the Company’s CEO is also Hemis Corporation’s CEO) $953,079. The loan is non-interest bearing.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2008

NOTE F – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $3,376,665 since inception on January 19, 2006. Pursuant to SFAS No. 109, the Company is required to compute tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will expire after the year ended January 31, 2028. For the year ended January 31, 2008, the valuation allowance established against the deferred tax assets increased by $1,137,228.

The components of the net deferred tax asset at January 31, 2008 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Losses	$ 3,376,665
Statutory Tax Rate	35%
Effective Tax Rate	–
Deferred Tax Asset	1,181,833
Valuation Allowance	(1,181,833)
Net Deferred Tax Asset	$ –

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company entered into management agreements on December 2, 2006 and November 6, 2007. Pursuant to the agreements, the Company is obligated to pay management fees of $20,000 a month to directors of the Company. The Company also entered into various consulting agreement on December 22, 2006. Pursuant to the agreements, the Company is obligated to pay fees of $23,000 a month for consulting services as of January 31, 2008.

The Company entered into an independent consulting agreement with Hudson Capital Corp. on February 1, 2007 pursuant to which the Company is obligated to pay a consulting fee of $5,000 a month to Hudson Capital Corp. in addition to issuing 1,000,000 common shares at a price of $0.10 per share. The shares were issued on February 5, 2007.

The Company has signed a service agreement with Mineralogics Corporation to commence August 1, 2007 whereby Mineralogics will provide exploration office facilities, assist with the administration of Tecton’s employees and oversee all of Tecton’s mineral property acquisition and development activities. The Company paid $80,000 and accrued $22,500 to Mineralogics Corporation. On March 01, 2008 this agreement was terminated.

The Company has signed a service agreement with CSM Corporate Support Management that commenced November 20, 2007 whereby CSM Corporate Support Management will provide organization, setup and support of the administration, human resources logistics, support and mentoring of shareholders and management of ongoing projects. CSM Corporate Support Management is paid a basic fee for services of $10,000 per month as well as a project fee of $2,000 per month.

On November 6, 2007 the Company entered into a management agreement with Clive Massey pursuant to which Mr. Massey agrees to act as ”Vice President-Corporate Development” in exchange for remuneration of CDN$4,000 (US$4,066) per month. In addition, Mr. Massey is entitled to receive a bonus of up to 2,250,000 common shares upon the achievement of certain events, as agreed between the parties. The term of the agreement is from November 06, 2007 until November 01, 2009 and the agreement is terminable by either party upon 14 days notice to the other.

On September 14, 2007, Douglas Oliver resigned as director, effective September 14, 2007.

NOTE H – COMMON STOCK DEPOSIT

On February 7, 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 440,000 at a price of $0.25 per share, resulting in cash proceeds of $110,000. As of January 31, 2008, these shares had not yet been issued and are stated in the balance sheet for the year ended January 31, 2008 as a “Common Stock Deposit”. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

NOTE I – SUBSEQUENT EVENTS

Subsequent to January 31, 2008:

(a) The Company terminated the agreement with Mineralogics Corporation.

(b) On February 7, 2008, the Board approved the issuance of 440,000 common shares at $0.25 per share pursuant to a stock subscription agreement the proceeds ($110,000) of which were received in January 2008.

(c) On February 21, 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 400,000 shares at a purchase price of $0.42 per share, resulting in cash proceeds of $168,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

(d) On February 25, 2008 Canaccord Capital Inc. exercised 240,750 of the 550,000 warrants it received as commission pursuant to a private placement in February 2007 of 5,604,000 shares. The warrants were converted to shares on a one for one basis at a price of $0.10 per share for aggregate cash proceeds of $24,075. The shares were issued to Canaccord Capital Inc. on February 25, 2008. Canaccord Capital Inc. continues to hold 309,250 unexercised warrants, which are exercisable at a price of $0.10 per share until February 5, 2009. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

(e) On February 27, 2008, the terms of the Wapata Lake Uranium Option Agreement were modified at the request of the Advance Royalty Corporation, the assignee of the optionor from whom we obtained our interest. The modifications included the requirement that if the Company chose to abandon all or a portion of the mineral claims under the agreement, the Company would be required to provide 120 days notice of abandonment to Advance Royalty Corporation, which then had the option to reacquire the portion of the property being abandoned for the sum of $10 by providing us with notice within 30 days of receiving the notice from us. The Company is required to ensure that any property reacquired by Advance Royalty Corporation pursuant to the abandonment process remains free and clear of all charges, liens and encumbrances and will be in good standing for at least four months from the date of the transfer. This will require the Company to satisfy any exploration expenditures payable during the four month period for the applicable portion of the property being reacquired by Advance Royalty Corporation.

(f) On March 25, 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 180,000 shares at a purchase price of $0.25 per share, resulting in cash proceeds of $45,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

(g) On April 28, 2008, Clive Massey was appointed as the Company’s Vice President, Corporate Development.

(h) In May 2008, the Company delivered notice to abandon all 49 claims associated with the Wapata Lake Uranium Option Agreement.

(i) On May 9, 2008, Bruno Weiss resigned as the Company’s Chief Financial Officer, effective May 9, 2008.

(j) On May 13, 2008, Norman Meier was appointed to act as the Company’s Chief Financial Officer, effective May 13, 2008.

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal years ended January 31, 2007 and 2008 have been included in this annual report in reliance upon Peterson Sullivan PLLC, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

Item 9A. Controls and Procedures

Not Applicable.

Item 9A(T). Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Because of our inherent limitations, our internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Our Chief Executive Officer and Chief Financial Officer assessed the effectiveness of our internal control over financial reporting as of January 31, 2008. In making this assessment, our management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control — Integrated Framework.

Management conducted a walk through of the procedures and controls documented in this memo or relied on personal knowledge where no walk through was possible in order to test the effectiveness of the Company’s internal control.

Management believes that the Company’s internal control is currently ineffective at preventing or detecting a material misstatement in the financial statements because the following material weaknesses exist:

1. Certain entity level controls establishing a “tone at the top” were considered material weaknesses. The Company has no audit committee and none of its directors is considered independent. There is no policy on fraud and no code of ethics at this time,  though the Company plans to implement such policies in fiscal 2008.

2. The Company has no financial expert on its Board of directors who is able to detect a material misstatement.

3. There are no processes in place for someone to review and determine financial impacts of contracts and agreements.

The recommendations to remediate these deficiencies are as follows:

1. Appoint a minimum of three independent directors to the board of directors and then implement an audit committee to review all financial statements and SEC filings and oversee the development of code of ethics. Other entity level controls should also be implemented to enhance the internal control of management.

2. One of the directors appointed to the Board should be a financial expert as defined by the SEC.

Accordingly, the Company concluded that these control deficiencies resulted in a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis by the company’s internal controls.

As a result of the material weaknesses described above, management has concluded that the Company did not maintain effective internal control over financial reporting as of January 31, 2008 based on criteria established in Internal Control—Integrated Framework issued by COSO.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the company to provide only management's report in this annual report.

We did not change our internal control over financial reporting during our last fiscal quarter of 2007 in connection with the results of Management’s report, nor have we made any changes to our internal control over financial reporting as of May 1, 2008.

Item 9B. Other Information

On May 9, 2008, Mr. Bruno Weiss resigned from his position as our Chief Financial Officer to pursue other opportunities. Mr. Weiss remains as our director and chairman of the corporate governance committee. On May 13, 2008, Norman Meier was appointment to act as our Chief Financial Officer, effective as of May 13, 2008.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Dr. Norman Meier, PhD, MBA	33	Director, President, Chief Executive Officer and Chief Financial Officer
Bruno Weiss	54	Director and Chairman of the Corporate Governance Committee
Clive Massey	48	Vice President Corporate Development

The directors will serve as directors until our next annual shareholder meeting or until a successor is elected who accepts the position. Officers hold their positions at the will of the Board of Directors. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of our affairs.

Dr. Norman Meier, Director, President, Chief Executive Officer and Chief Financial Officer

Norman Meier is the founder of Tecton and has been a director, President and Chief Executive Officer since our inception on January 19, 2006. Dr. Meier has also been, and continues to be a director, President and Chief Executive Officer of Hemis Corporation, a gold exploration company, since May 1, 2005. On May 13, 2008, Dr. Meier was appointed as our Chief Financial Officer. We were a wholly owned subsidiary of Hemis before we were spun off from Hemis through a dividend declaration on December 1, 2006. Hemis is quoted on the OTC Bulletin Board under symbol HMSO. From May 2004 to May 2005 Dr. Meier was the founder and President of LEAP Institute LLC, a company in the business of providing financial services and investment advice to private investors and companies. From November 2002 to April 2004 he worked as Manager Global Sales Support for Man Investments, Switzerland, where he managed a global sales team in the hedge fund industry to raise money from financial institutions, bank and brokers around the world. From April 2002 to October 2002 Dr. Meier worked as an Investment Advisor at Canaccord Capital in Vancouver, British Columbia, Canada, where he established and managed portfolios, integrated risk management strategies, evaluated performance models for existing portfolios, provided investment advice and traded in securities. From 1995 to 2001 he worked at AWD Independent Financial Services, Switzerland, initially as a financial advisor, and later as a team manager.

Norman Meier has a PhD in Human Behavior, an MBA and a BA, all from Newport University in Switzerland. He holds two designations from the Canadian Securities Institute: a Canadian Investment Manager Designation and a Derivatives Market Specialist Designation. He also holds a Financial Planning Designation from AWD Switzerland.

Bruno Weiss, Director and Chairman of the Corporate Governance Committee

Bruno Weiss has been director and Chief Financial Officer of Tecton since December 2, 2006. On September 7, 2007 our Board of Directors appointed Bruno Weiss as Chairman of Corporate Governance Committee. On May 9, 2008, Mr. Weiss resigned from his position as our Chief Financial Officer. Mr. Weiss remains a director of us. Mr. Weiss has also been a director and Chief Financial Officer of Hemis Corporation, our former parent company, since May 1, 2005. Hemis Corporation is a public company in the business of gold exploration. Mr. Weiss has worked in the financial field for over 30 years. He has extensive experience in foreign exchange trading and management and in marketing hedge funds. From July 2002 to the present, Mr. Weiss has been the Managing Director and Hedge Fund Consultant for Glayva Investment GmbH, Switzerland, where he marketed different classes of hedge funds until February 2006. Glavya Investment GmbH changed its name in 2005 to Tecton Switzerland GmbH, and now provides consulting services to Tecton Corporation and acts as Tecton’ agent in Switzerland. From October 1992 to June 2002 Mr. Weiss was the Managing Director, Investment Manager of Foreign Exchange Portfolios at Weiss and Partners, Currency Investment and Consulting in Switzerland. There he acquired and managed a portfolio for Swiss and European investors, project managed an independent multi-manager group in foreign exchange, the "Swiss Forex Multimanagers", and he developed an implemented in house foreign exchange funds in cooperation with a Geneva private bank and a Luxemburg SICAV fund for a Swiss national bank. From 1988 to 1992 Mr. Weiss was the Strategic Foreign Exchange Manager for several banks, including the Clariden Bank in Zurich, Switzerland. From 1981 to 1987 he was the Head of Foreign Exchange Department and Treasurer of UBS, Zurich Switzerland and Tokyo, Japan. Since October 12, 2006 Mr. Weiss has also acted as a director on the board of UC Resources Ltd.

Clive Massey, Vice President Corporate Development

Clive Massey was appointed as our Vice President of Corporate Development on April 28, 2008. Mr. Massey has over 19 years of public relations and marketing experience with both public and private companies in the mining, manufacturing, financial services and high technology sectors. He is currently the President, Chief Executive and a director of Milk Capital Corporation, a Canadian capital pool company trading on the TSX Venture under the symbol “MLK.P”. From February 16, 2005 to August 31, 2007 (at least the last five year experience), he was the President and a director of Universal Uranium Ltd. (TSXV: UUL). Mr. Massey has provided public relations and management services to companies in various industries, including mining, manufacturing, financial services and high tech. His experience managing and consulting for public companies has given him an in-depth understanding of the equity markets, and he has been involved in both debt and equity financings up to US$45 million.

Other than as disclosed above, our directors currently do not serve on the boards of other public companies.

Conflicts

Dr. Meier, Mr. Weiss, and Dr. Oliver serve as directors and/or officers for Tecton Corporation, a public company, as well as various private mining companies in Switzerland and in the United States.

These companies are mining companies and they all have a different geographical focus and explore for different types of minerals. In this way we do not envisage any conflicts of interest arising between Tecton or any of these private entities. We do not have any formal agreements with any of these companies with respect to conflicts of interests, nor do we have any written procedures in place to address conflicts of interest that may arise between our business and the future business activities of our directors.

On September 7, 2007 our board of directors approved the establishment of a Corporate Governance Committee, of which Bruno Weiss, a director of us, is the Chairman, and a “Related Party Transaction Policy”. The purpose of the Corporate Governance Committee includes, but is not limited to, reviewing and approving our policies and procedures for reviewing and approving or ratifying related person transactions (i.e. transactions within the scope of Item 404 of Regulation S-B), and, to the extent no other policy or procedure applies to a particular proposed related person transaction, reviewing and approving or ratifying such transactions. Our procedure for reviewing related party transactions is set out in our “Related Party Transaction Policy” procedure, which is included as an exhibit to this Prospectus. In this way, we are able to address any conflict of interest that may arise between our business and the future business activities of our directors.

Director Nominees

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination. The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors' meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee's qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual's experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management's slate of director nominees submitted to shareholders for election to the Board.

Among the factors that the Board considers when evaluating proposed nominees are their knowledge of, and experience in business matters, finance, capital markets and mergers and acquisitions. The Board may request additional information from the candidate prior to reaching a determination. The Board is under no obligation to formally respond to all recommendations, although as a matter of practice, it will endeavor to do so.

Director Independence

Our securities are quoted on the OTC Bulletin Board which does not have any director independence requirements.

Dr. Norman Meier and Mr. Bruno Weiss are presently our only two directors and as such do not meet any of the definitions for independent directors. Once we engage further directors and officers, we will develop a definition of independence and scrutinize our Board of Directors with regard to this definition.

Audit Committee

The functions of the Audit Committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors carrying out the duties of the Audit Committee. The Board of Directors has determined that the cost of hiring a financial expert to act as a director of us and to be a member of the Audit Committee or otherwise perform Audit Committee functions outweighs the benefits of having a financial expert on the Audit Committee.

Significant Employees

Other than the senior officers described above, we do not expect any other individuals to make a significant contribution to our business.

Family Relationships

There are no family relationships among our officers or directors.

No Legal Proceedings

None of our directors, executive officers, promoters or control persons have been involved in any of the following events during the past five years:

  any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;
  any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);
  being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or
  being found by a court of competent jurisdiction (in a civil action), the SEC or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended January 31, 2008 were filed. However, some were filed late.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Corporate Government Committee

On September 7, 2007 our Board of Directors approved the establishment of a Corporate Governance Committee, of which Bruno Weiss, our director and former CFO, is the Chairman, and a “Related Party Transaction Policy”. The purpose of the Corporate Governance Committee includes, but is not limited to, reviewing and approving our policies and procedures for reviewing and approving or ratifying related person transactions (i.e. transactions within the scope of Item 404 of Regulation S-K), and, to the extent no other policy or procedure applies to a particular proposed related person transaction, reviewing and approving or ratifying such a transaction. Our procedure for reviewing related party transactions is set out in our “Related Party Transaction Policy” procedure, which is included as an exhibit to this Prospectus. In this way, we are able to address any conflict of interest that may arise between our business and the future business activities of our directors.

Item 11. Executive Compensation

The following table sets forth, as of January 31, 2008, the compensation paid to our President and Chief Executive Officer and our Chief Financial Officer during the last three completed fiscal years. No other officers or directors received annual compensation in excess of $100,000 during the last three complete fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Norman Meier (1)	2007(3)	120,000	-	-	-	-	-	-	120,000
	2006(4)	20,000	-	-	-	-	-	-	20,000
Bruno Weiss (2)	2007(3)	120,000	-	-	-	-	-	-	120,000
	2006(4)	20,000	-	-	-	-	-	-	20,000

(1)	Norman Meier is our director, President, Chief Executive Officer and Chief Financial Officer.
(2)	Bruno Weiss is our director and as of May 9, 2008, our former Chief Financial Officer.
(3)	For the period from January 31, 2007 to January 31, 2008.
(4)	For the period from January 19, 2006 to January 31, 2007.

We made no grants of stock options or stock appreciation rights since our inception to January 31, 2008.

Employment and Consulting Agreements

On December 2, 2006 we entered into a management agreement with our President and Chief Executive Officer Norman Meier wherein we agreed to pay Dr. Meier $10,000 per month. The agreement may be terminated on 14 days notice by either party.

On December 2, 2006 we entered into a management agreement with our Chief Financial Officer Bruno Weiss wherein we agreed to pay him $10,000 per month. On May 9, 2008, the agreement was terminated when Mr. Weiss resigned from his position as our Chief Financial Officer. Mr. Weiss remains a director of us.

On December 2, 2006 we entered into a management agreement with our Chief Operating Officer Dr. Douglas Oliver wherein we agreed to pay Dr. Oliver $2,000 per month. The agreement may be terminated on 14 days notice by either party. Dr. Oliver resigned from his position as our Chief Operating Officer on April 30, 2008.

On January 29, 2007 we entered into a consulting agreement with Casey Danielson pursuant to which Mr. Danielson agreed to assist us with the identification and evaluation of uranium projects and general business negotiation in exchange for a daily fee of $850 and reimbursement for any directly-related expenses. The agreement may be terminated by either party upon giving 14 days written notice to the other.

On February 1, 2007 we entered into an agreement with Hudson Capital Corp. whereby Hudson agreed to provide us with consulting services to assist us in developing capital market, providing investor relations services and acquiring uranium properties. As compensation, we agreed to pay Hudson a fee of $5,000 per month plus 1,000,000 common shares for the entire term of the agreement. On February 5, 2007 we issued 1,000,000 shares to Hudson at the fair market value of the shares, which we assessed at $0.10 per share, for total compensation of $100,000. The agreement shall terminate on January 31, 2009, unless terminated earlier by us on 60 days notice.

On March 1, 2007 we entered into a consulting agreement with Sedona AG, a company over which Costantino Pinelli has voting and investment control. Pursuant to the terms of the agreement, Sedona AG has agreed to assist us with the following: investment and financial consulting services in Switzerland and Europe; preparation of a media and marketing campaign in Europe; hiring newsletter writers and analysts; coordinating with German market makers; initiating contact to do a dual listing in Frankfurt; advising us on strategic corporate development and marketing tasks. In exchange for its consulting services, we agreed to pay Sedona AG a monthly fee of $5,000. The term of the agreement is from March 1, 2007 until February 28, 2010.

On July 24, 2007 we entered into a services agreement with Mineralogics Corporation pursuant to which Mineralogics provides us with exploration office facilities, oversees our mineral property acquisition and development activities and provides us with administrative services. In exchange for these services, we agreed to pay Mineralogics an initial set up fee of $50,000 and a monthly service fee of $7,500. The term of the agreement was from August 1, 2007 until August 1, 2010 and could be terminated by either party upon giving 30 days written notice. As of January 31, 2008 we paid $80,000 and accrued $22,500 to Mineralogics in fees. Mineralogics terminated the agreement with notice to us effective March 1, 2008.

On November 6, 2007, we entered into a management agreement with Clive Massey pursuant to which Mr. Massey agreed to act as our Vice President Corporate Development. Mr. Massey’s appointment as an officer occurred on April 28, 2008. Pursuant to the management agreement, Mr. Massey will receive compensation at the rate of $4,200 per month. Mr. Massey is also eligible to receive a bonus of up to 2,250,000 of our common shares upon achieving certain business development milestones. The term of the agreement is from November 6, 2007 until November 1, 2009, and may be terminated by either party upon 14 days notice being delivered to the other.

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans in which we provide pension, retirement or similar benefits for directors or executive officers. We have no material bonus or profit sharing plans pursuant to which cash or non-cash compensation is or may be paid to our directors or executive officers, except that stock options may be granted at the discretion of the Board of Directors or a committee thereof.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2008.

We have no standard arrangement pursuant to which our directors are compensated for their services in their capacity as directors. The Board of Directors may award special remuneration to any director undertaking any special services on behalf of our company other than services ordinarily required of a director. No director received and/or accrued any compensation for his services as a director, including committee participation and/or special assignments.

Change of Control

As of May 12, 2008 we had no pension plans or compensatory plans or other arrangements which provide compensation on the event of termination of employment or change in control of us.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of May 12, 2008 by: (i) each of our directors and (ii) each of our named executive officers. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	NormanMeier (1)	12,679,750 (2)	15.90%
	Neuhofstrasse
	8600 Dübendorf, Switzerland
Common	Bruno Weiss (3)	7,518,370	9.43%
	Freudenbergstrasse 26
	9113 Degersheim, Switzerland
Common	Clive Massey (4)	95,000	0.12%
	1065 Groveland Road
	West Vancouver, BC V7S 1Z3
	All Officers and Directors as a Group	20,293,120	25.45%

(1)	Norman Meier is our director, President, Chief Executive Officer and Chief Financial Officer.
(2)	Includes 10,000 shares owned by Noeme Investment Corporation, a company over which Norman Meier has voting and investment control.
(3)	Bruno Weiss is our director and as of May 9, 2008, our former Chief Financial Officer.
(4)	Clive Massey is our Vice President Corporate Development.

Item 13. Certain Relationships, Related Transactions and Director Independence

On July 24, 2007 we entered into a services agreement with Mineralogics Corporation pursuant to which Mineralogics provided us with exploration office facilities, oversees our mineral property acquisition and development activities and provided us with administrative services. In exchange for these services, we paid Mineralogics an initial set up fee of $50,000 and a monthly service fee of $7,500. The term of the agreement was from August 1, 2007 until August 1, 2010 and could be terminated by either party upon giving 30 days written notice. As of January 31, 2008 we paid $80,000 and accrued $22,500 to Mineralogics in fees. Mineralogics terminated the agreement with notice to us effective March 1, 2008. Norman Meier, our President, CEO, CFO and director, is the principal shareholder of Mineralogics. Douglas Oliver, our former Chief Operating Officer, is the President of Mineralogics.

During the period ended January 31, 2008, we loaned $953,079 to Hemis Corporation, our previous parent company. The loan is not interest bearing and due on demand. Norman Meier, President, CEO, CFO and director, is also a director, significant shareholder, and the President and CEO of Hemis. Bruno Weiss, our director and our former Chief Financial Officer, is also a director, the Chief Financial Officer and significant shareholder of Hemis.

During the period ended January 31, 2008, our significant shareholders advanced funds to us for working capital purposes. Total amount due to related parties was $201,378 as of January 31, 2008, comprised of $2,500 from Bruno Weiss and $198,878 from Norman Meier. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

At January 31, 2008, we had accrued $25,000 as management fees to our officers pursuant to management agreements, which has not yet been paid.

Other than as described above, we have not entered into any transactions with our officers, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last three fiscal years.

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, Peterson Sullivan PLLC, for the audit of our annual financial statements for the year ended January 31, 2007 and 2008 and any other fees billed for other services rendered by Peterson Sullivan PLLC during these periods. All fees are paid by US dollars.

	Year Ended January 31, 2007	Year Ended January 31, 2008
Audit fees	$13,726	$30,422
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$13,726	$30,422

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal 2007.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our financial statements or related notes thereto.

Exhibits

Exhibit Number	Exhibit Description
10.1	Hudson Capital Corp Consulting Agreement dated February 1, 2007 (1)
10.2	Second Amendment to Wapata Lake Agreement dated September 10, 2007 (2)
10.3	Letter of Understanding with the Saskatchewan Syndicate dated November 30, 2007 (3)
10.4	Firefly Agreement dated May 30, 2007 (3)
10.5	Management Agreement with Clive Massey dated November 6, 2007 (3)
10.6	Mineralogic Services Agreement dated July 24, 2007 (4)
10.7	Sedona AG Consulting Agreement dated March 1, 2007 (4)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Rule 13a-14 or 15d-14 of the Exchange Act pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Included as exhibits to our Form SB-2 filed on April 2, 2007.
(2)	Included as an exhibit to our Form 8-K filed on October 12, 2007.
(3)	Included as exhibits to our Form 10-QSB filed on December 18, 2007.
(4)	Included as exhibits to our Form SB-2 filed on January 24, 2008.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized.

                      TECTON CORPORATION

               /s/ Norman Meier
Norman Meier
                                                                                     Director, President, Chief Executive Officer, Chief Financial Officer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE
/s/ Norman Meier	Director, President, Chief Executive Officer,	May 15, 2008
Norman Meier	Chief Financial Officer
/s/ Bruno Weiss	Director	May 15, 2008
Bruno Weiss