Form 10-Q
period 2008-04-30
TECTON CORP
filed 2008-06-18
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

☒QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________To___________________

Commission file number 333-141817

TECTON CORPORATION

(Exact name of registrant as specified in its charter)

Nevada (State or other jurisdiction of incorporation or organization) Althardstrasse 10 CH-8105 Regensdorf, Switzerland (Address of principal executive offices) (Zip Code)	N/A (I.R.S. Employer Identification No.) (702) 387- 2382 (Registrant’s telephone number, including area code)

Bettlistrasse 35 8600 Dübendorf, Switzerland
(Former Address)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was require to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐  No  ☒

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Check whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. ☐Yes ☐ No

APPLICABLE ONLY TO CORPORATE ISSUERS

As of June 16, 2008, the registrant’s outstanding common stock consisted of 79,736,560 shares.

PART I – FINANCIAL INFORMATION

Safe Harbor Statement

This report on Form 10-Q contains certain forward-looking statements. All statements other than statements of historical fact are “forward-looking statements” for purposes of these provisions, including any projections of earnings, revenues, or other financial items; any statements of the plans, strategies, and objectives of management for future operation; any statements concerning proposed new products, services, or developments; any statements regarding future economic conditions or performance; statements of belief; and any statement of assumptions underlying any of the foregoing. Such forward-looking statements are subject to inherent risks and uncertainties, and actual results could differ materially from those anticipated by the forward-looking statements.

These forward-looking statements involve significant risks and uncertainties, including, but not limited to, the following: competition, promotional costs, and risk of declining revenues. Our actual results could differ materially from those anticipated in such forward-looking statements as a result of a number of factors. These forward-looking statements are made as of the date of this filing, and we assume no obligation to update such forward-looking statements. The following discusses our financial condition and results of operations based upon our consolidated financial statements which have been prepared in conformity with accounting principles generally accepted in the United States. It should be read in conjunction with our financial statements and the notes thereto included elsewhere herein.

ITEM 1. FINANCIAL STATEMENTS

The unaudited interim consolidated financial statements of Tecton Corporation (the “Company”, “Tecton”, “we”, “our”, “us”) follow. All currency references in this report are in US dollars unless otherwise noted.

Tecton Corporation
April 30, 2008
(unaudited)

TECTON CORPORATION
(An exploration stage company)

Index to Financial Statements

Page
Balance Sheets as at April 30, 2008 and January 31, 2008	F-2
Statements of Operations for the three months ended April 30, 2008 and April 30,2007 and for the period January 19, 2006 (date of Inception) to April 30, 2008	F-3
Statements of Stockholders' Deficiency for the period January 19, 2006 (date of Inception) to April 30, 2008	F-4 – F-7
Statements of Cash Flows for the three months ended April 30, 2008 and April 30,2007 and for the period January 19, 2006 (date of Inception) to April 30, 2008	F-8
Notes to Financial Statements	F-9 – F-12

TECTON CORPORATION (An exploration stage company) BALANCE SHEETS (Stated in US dollars) (Unaudited)
	April 30, 2008	January 31, 2008
ASSETS:
Cash	$ 32,024	$ 13,401
Prepaid consulting fees and other	5,692	57,692
Loans receivable, related party	953,079	953,079
Total current assets	990,795	1,024,172
Capital assets	25,503	27,474
Total assets	$ 1,016,298	$ 1,051,646
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIENCY):
Accounts payable and accrued expenses	$ 114,934	$ 195,367
Common Stock Deposit	224,000	110,000
Advances from related parties	101,378	201,378
Total current liabilities	440,312	506,745

Stockholders' equity (deficiency):
Preferred stock 20,000,000 shares; par value $.0001 per share; no shares issued or outstanding Common stock, 80,000,000 shares authorized; par value $ .0001 per share; 79,736,560 and 78,245,810 shares issued and outstanding at April 30, 2008 and January 31, 2008, respectively.	7,974	7,974
Common stock issuable; 80,000 shares	-	8
Additional paid-in capital	4,323,667	3,913,733
Deficit accumulated during exploration stage	(3,755,655)	(3,376,655)
Total stockholders' equity (deficiency)	575,986	544,901
Total liabilities and stockholders' equity (deficiency)	$ 1,016,298	$ 1,051,646

See accompanying notes to financial statements

     TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF OPERATIONS
 For the Three Months Ended April 30, 2008 and 2007, and For the Period from January 19, 2006 (Date of Inception) to April 30, 2008
(Stated in US dollars)
(Unaudited)

	For the three months ended April 30, 2008	For the three months ended April 30, 2007	January 19, 2006 (date of Inception) through April 30, 2008
Costs and Expenses:
General and Administrative	$ 260,860	$ 238,533	$ 1,527,130
Mineral property and exploration costs	118,130	795,470	2,228,525
Total Operating Expenses	378,990	1,034,003	3,755,655
Loss from Operations	(378,990)	(1,034,003)	(3,755,655)
Provision for Income Tax	-	-
Net Loss	$ (378,990)	$ (1,034,003)	$ (3,755,655)
Loss per common share (basic and fully diluted)	$ (0.01)	$ (0.01)
Weighted average common shares outstanding	79,365,796	69,677,138

See accompanying notes to financial statements

     TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For The Period January 19, 2006 (Date of Inception) Through April 30, 2008
(Stated in US dollars)
(Unaudited)

	Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscription	Deficit Accumulated During Exploration Stage	Total
Issuance of common stock at inception, January 2006	1,000,000	$ 100	-	-	-	-	$ -	$ 100
Shares Cancelled December 2006	(1,000,000)	(100)	-	-	-	-	-	(100)
Issuance of common stock to investors pursuant to dividend paid in December 01, 2006 at $0.0001 per share	198,010	20	-	-	-	-	-	20
Issuance of common stock for cash in December 02,2006 at $0.0001 per share	49,000,000	4,900	-	-	-	-	-	4,900
Issuance of common stock for cash in December 10, 2006 at $0.001 per share	5,220,000	522	-	-	4,698	-	-	5,220
Issuance of common stock for cash in December 18, 2006 at $0.01 per share	2,520,000	252	-	-	24,948	-	-	25,200
Common stock issuable for cash in December 2006 at $.10 per share	-	-	4,000	-	400	-	-	400
Common stock issuable for cash in January 2007 at $.10 per share	-	-	100,000	10	9,990	-	-	10,000
Common stock subscription	-	-	-	-	-	(20,000)	-	(20,000)
Net Loss	-	-	-	-	-	-	(125,777)	(125,777)
Balance at January 31, 2007	56,938,010	$ 5,694	104,000 $	10	$ 40,036	$ (20,000)	$ (125,777)	$ (100,037)

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For The Period January 19, 2006 (Date of Inception) Through April 30, 2008
(Stated in US dollars)
(Unaudited)

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

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For The Period January 19, 2006 (Date of Inception) Through April 30, 2008
(Stated in US dollars)
(Unaudited)

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

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
For The Period January 19, 2006 (Date of Inception) Through April 30, 2008
(Stated in US dollars)
(Unaudited)

	Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Additional Paid-in Capital	Common Stock Subscription	Deficit Accumulated During Exploration Stage	Total
Balance :- BFwd	77,280,610	$ 7,728	-	$ -	$ 3,414,598	$ -	$ (125,777)	$ 3,296,549
Common stock issuable for cash in July 2007 at $.25 per share	-	-	870,000	87	217,413	-	-	217,500
Common stock issued in August and September 2007	870,000	87	(870,000)	(87)	-		-	-
Issuance of common stock to investors pursuant to settlement of dividend paid previously at $1.20 per share	200	-	-	-	240	-	-	240
Issuance of common stock for finders fee at Nov 20,2007 at $2.50 per share	95,000	10	-	-	237,490	-	-	237,500
Common stock issuable for cash in January 2008 at $.55 per share	-	-	80,000	8	43,992	-	-	44,000
Net Loss	-	-	-	-	-	-	(3,250,888)	(3,250,888)
Balance at January 31, 2008	78,245,810	$ 7,825	80,000	$ 8	$ 3,913,733	$ 0	$ (3,376,665)	$ 544,901
Common stock issuable for cash in February 2008 at $.55 per share	80,000	8	(80,000)	(8)	-	-	-	-
Issuance of common stock for cash on February 21, 2008 at $.25 per share	440,000	44	-	-	109,956	-	-	110,000
Issuance of common stock for cash on February 21, 2008 at $.42 per share	400,000	40	-	-	167,960	-	-	168,000
Issuance of share purchase warrants for cash on February 25, 2008 at $.10 per share	240,750	24	-	-	24,051	-	-	24,075
Issuance of common stock for cash on March 12, 2008 at $.42 per share	150,000	15	-	-	62,985	-	-	63,000
Issuance of common stock for cash on March 25, 2008 at $.25 per share	180,000	18	-	-	44,982	-	-	45,000
Net Loss	-	-	-	-	-	-	(378,990)	(378,990)
Balance at April 30, 2008	79,736,560	$7,974	-	$ -	$ 4,323,667	$ 0	$ (3,755,655)	$ 575,955

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF CASH FLOWS
(Stated in US dollars)
(Unaudited)

	For the three months ended April 30,
	2008	2007	For the period from January 19, 2006 (date of Inception) through April 30, 2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (378,990)	$ (1,034,003)	$ (3,755,655)
Depreciation	1,971	-	9,322
Common stock issued in exchange for services	-	100,000	100,000
Common stock issued in exchange for finders fees	-	-	237,500
Common stock issued in exchange for mineral property and exploration costs	-	300,000	350,000
Adjustments to reconcile net loss to net cash used in operating activities:
Changes in assets and liabilities:
Bank overdraft	-	(2,345)	-
Prepaid consulting fees and other expenses	52,000	(22,030)	(5,692)
Accounts payable and accrued expenses	(80,433)	(8,467)	114,934
NET CASH (USED IN) OPERATING ACTIVITIES	(405,452)	(666,845)	(2,949,591)
CASH FLOWS FROM INVESTING ACTIVITIES:
Loans, related parties	-	(120,000)	(953,080)
Purchase of capital assets	-	(31,167)	(34,824)
NET CASH (USED IN) INVESTING ACTIVITIES	-	(151,167)	(987,904)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees	410,075	2,071,027	3,644,141
Proceeds from sale of common stock granted after year end	114,000	-	224,000
Advances from related parties (Note E)	(100,000)	-	101,378
NET CASH PROVIDED BY FINANCING ACTIVITIES	424,075	2,071,027	3,969,519
NET INCREASE INC CASH AND CASH EQUIVALENTS	18,623	1,253,015	32,024
CASH BEGINNING OF THE PERIOD	13,401	-	-
NET CHANGE IN CASH AND CASH BALANCE END OF PERIOD	$ 32,024	$ 1,253,015	$ 32,024

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of April 30, 2008, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through April 30, 2008, the Company has accumulated losses of $3,755,655.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations. The interim period financial statements should be read together with the audited financial statements and accompanying notes included in the Company's audited financial statements for the year ended January 31, 2008. In the opinion of the Company, the unaudited financial statements contained herein contain all adjustments (consisting of a normal recurring nature) necessary to present a fair statement of the results of the interim periods presented.

Cash

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents. Cash at April 30, 2008 consists of a checking account held at a bank.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (“SFAS 128”). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to April 30, 2008, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

Foreign Currency Translation and Transactions

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

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (“SFAS 130”). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of April 30, 2008 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123 (R) "Share Based Payment," which requires measurement of compensation cost for all stock based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company intends to determine the fair value of awards using the Black - Scholes valuation model. As of April 30, 2008, the Company has not issued any awards that qualify as stock based compensation.

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

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

New Accounting Pronouncements

In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities – an amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of SFAS No. 161 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements. In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). SFAS 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles (“GAAP”) for nongovernmental entities. The Company is currently evaluating the impact of SFAS 162 on its financial statements, and the adoption of this statement is not expected to have a material effect on the Company’s financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to April 30, 2008, the Company incurred losses of $3,755,655.

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

In May 2008, we sent notice to abandon all 49 mineral dispositions that are the subject of the Wapata Lake Uranium Option Agreement, which we entered into on January 22, 2007 (with subsequent amendments thereto). The option gave us the right to purchase a 100% interest in the 49 mineral dispositions located in Saskatchewan, Canada for cash of $848,032(CDN $1,000,000). The Company made two payments of $150,000 and the $350,000 CDN, respectively, toward the option and issued 3,000,000 common shares in February, 2007. Our rights in the mineral dispositions will expire on September 18, 2008.

On May 30, 2007 the Company entered into an agreement with GeoXplor Corp. to acquire an option to acquire the 100% mining rights to the “Firefly Properties” located in San Juan County, Utah. Pursuant to the agreement, the Company paid $200,000 in cash to GeoXplor Corp. on June 5, 2007, and issued 200,000 shares of its common stock to GeoXplor Corp. on June 7, 2007. The Company has agreed to issue a further 200,000 shares on May 30, 2008 and incur a further $750,000 of expenditures on the property. To date the Company has incurred $273,875 on property costs and spent $167,763 on exploration expenses and $20,000 in cash for finders fees. On May 30, 2008, the Company decided to let the option to acquire the Firefly Properties expire. The option expired on May 31, 2008.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2008
(Unaudited)

NOTE D – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended April 30, 2008, the Company's significant shareholders had advanced funds to the Company for working capital purposes. Total amount due to related parties was $101,378 as of April 30, 2008. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

At April 30, 2008 , the Company had accrued $55,000 payable as management fees to directors of the Company pursuant to management agreements. Management fees expense to directors totalled $72,600 for the three months ended April 30, 2008, and is included in general and administrative expenses in the statement of operations.

The Company has loaned Hemis Corporation (the Company’s CEO is also Hemis Corporation’s CEO) $953,079. The loan is non-interest bearing.

Douglas Oliver resigned as Chief Operating Officer of the Company on April 30, 2008.

NOTE E – COMMITMENTS AND CONTINGENCIES

The Company entered into management agreements on December 2, 2006 and November 6, 2007. Pursuant to the agreements, the Company is obligated to pay management fees of $20,000 a month to directors of the Company. The Company also entered into various consulting agreements. Pursuant to the agreements, the Company is obligated to pay fees of $23,000 a month for consulting services as of April 30, 2008.

The Company entered into an independent consulting agreement with Hudson Capital Corp. on February 1, 2007 pursuant to which the Company was obligated to pay a consulting fee of $5,000 a month to Hudson Capital Corp. in addition to issuing 1,000,000 common shares at a price of $0.10 per share. The shares were issued on February 5, 2007.

On April 15, 2008, the Company terminated its consulting agreement with Hudson Capital. On April 29, 2008, the Company appointed Clive Massey pursuant as ”Vice President-Corporate Development” in exchange for remuneration of CDN$4,000 (US$3,948) per month. In addition, Mr. Massey is entitled to receive a bonus of up to 2,250,000 common shares upon the achievement of certain events, as agreed between the parties.

NOTE F – COMMON STOCK DEPOSIT

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of April 30, 2008, the issuance of these shares had not yet been approved by the Board therefore they are stated in the balance sheet for the three months ended April 30, 2008 as a “Common Stock Deposit”. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

NOTE G– SUBSEQUENT EVENTS

Subsequent to April 30, 2008:

(a)	Effective May 9, 2008, Bruno Weiss resigned as our Chief Financial Officer.

(b)	Effective May 14, 2008, Norman Meier was appointed as our Chief Financial Officer.

(c)	Clive Massey resigned as Vice President of Corporate Development on May 21, 2008.

(d)	Bruno Weiss resigned from his position as a Director of the Board on May 29, 2008.

(e)	On May 30, 2008, we allowed our rights in the Ace of Spades mineral property to expire.

(f)	On May 30, 2008, we decided to allow our option to acquire a 100% interest in the Firefly Property to expire as of May 31, 2008.

(g)	In May 2008, we delivered notice to Advance Royalty Corporation, the vendor’s assignee, of our intention not to renew our rights in the 49 claims. Our rights in the claims will expire on September 18, 2008.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Business Overview

We were incorporated as a Nevada company on January 19, 2006, as a wholly owned subsidiary of Hemis Corporation. On December 1, 2006 Hemis declared a dividend in the amount of one common share of Tecton for every $0.0001 of dividend declared, which equated to one common share of Tecton for every 100 shares of the Hemis owned as at December 1, 2006. At the same time the dividend was declared, Hemis cancelled its share ownership in Tecton. The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company. We are quoted on the OTC Bulletin Board under the symbol “TTNC.OB”. We do not currently have any subsidiaries.

We have been engaged in the acquisition, exploration and development of mineral properties since our inception. We are an exploration stage company. As of the date of this report we do not have any active mineral projects or planned exploration activities. In order to undertake any additional mineral projects or exploration we will require significant additional financing, and there is no assurance that we will be able to obtain necessary financing in the future.

We are engaged in the acquisition of uranium properties that are either past producers, have been the subject of prior work programs and, or contain historic resources. Additionally, we are looking to acquire other selective early stage properties. Our geographic focus is the United States and Canada.

Ace of Spades

On December 20, 2006 we acquired the rights to the “Ace of Spades” property on Texada Island, British Columbia, Canada from David Anthony Zamida for a final purchase price of approximately $3,267. No formal agreement was ever entered into; we only have a receipt of purchase as proof of our interest in this property. Rather than explore the Ace of Spades property, we sought to option it to another mining company. However, we were not successful in this regard and on May 30, 2008 we allowed our rights in the property to expire in lieu of paying additional maintenance fees.

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

In May 2008, we delivered notice to Advance Royalty Corporation, the vendor’s assignee, of our intention not to renew our rights in the 49 claims. Our rights in the claims will expire on September 18, 2008.

Firefly

On May 30, 2007 we entered into an agreement with GeoXplor Corp. whereby we acquired an option to acquire a 100% interest in certain mining properties located in San Juan County, Utah (the “Firefly Property”). The Firefly Property is comprised of an area of approximately 40,000 acres containing 213 unpatented federal mining claims with uranium potential within the La Sal uranium trend, that were issued to GeoXplor by the Bureau of Land Management. The claims cover both the Firefly and the Grey Daun mines.

In order to exercise our option to purchase the property we were required to pay to Geoxplor 400,000 of our common shares and $200,000, and to incur exploration expenditures of not less than $750,000 over a 3 year period, including $200,000 in exploration expenditures due by May 30, 2008. We have elected not to exercise our option to purchase the property and, as of May 31, 2008 the option agreement has expired. Prior to the expiration of the agreement, we incurred exploration expenses of $100,678 in relation to the Firefly Property and made nonrefundable payments to Geoxplor of 200,000 Tecton common shares and $200,000.

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to April 30, 2008 we have not earned any revenues. We anticipate that we will not earn any revenues during the current fiscal year or in the foreseeable future as we are presently engaged in the exploration of our mineral properties.

Expenses

Our total operating expenses decreased by $655,013 to $378,990 for the three months ended April 30, 2008, down from $1,034,003 for the same period of 2007. Since our inception on January 19, 2006 to April 30, 2008 our total operating expenses were $3,755,655, including $2,228,525 for mineral property and exploration costs and $1,527,130 for general and administrative costs.

Our general and administrative costs consisted primarily of accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses. Our general and administrative expenses increased from $238,553 for the three months ended April 30, 2007 to $260,860 for the three months ended April 30, 2008. The slight increase was mostly due to a write-off of prepaid consulting services during the quarter.

Our mineral property and exploration costs significantly decreased by $677,340 from $795,470 during the three months ended April 30, 2007 to $118,130 for the three months ended April 30, 2008. The decrease resulted from our writing-off of mineral costs related to mineral property acquisition during the three months ended April 30, 2007.

Net Losses

From January 19, 2006 (date of inception) to April 30, 2008, we incurred net losses of $3,755,655. For the three months ended April 30, 2008 we incurred net losses of $378,990 compared to $1,034,003 for the same period in 2007. Our net loss per common share was $0.005 for the three months ended April 30, 2008 compared to $0.01 for the same period in 2007.

Liquidity and Capital Resources

We do not presently have any prospective mineral projects or planned exploration activities for the twelve months beginning June 1, 2008. We intend to investigate available opportunities for Tecton to acquire new mineral properties within the next 12 months.

Our management estimates that over the next 12 months we will spend a total of approximately $1,550,000. Our planned expenditures for the next twelve months (beginning June 1, 2008) including amounts we expect to spend on property acquisitions costs and administrative costs are summarized as follows:

Description of Expense	Amount ($)
Obtaining interests in other mining rights	1,000,000
General and Administrative Expenses	550,000 (1)
Total	$1,550,000

(1) General and administrative expenses will consist primarily of professional fees for the audit and legal work relating to our regulatory filings over 12 months, as well as transfer agent fees, management fees, investor relations and general office expenses.

As of April 30, 2008, we had cash of $32,024 in our bank accounts and a working capital surplus of $550,483. We had current assets of $990,795, including $5,692 in prepaid consulting fees and other expenses and a $953,079 loan receivable from an affiliate. We had capital assets of $25,503. The sum of all of our assets was $1,016,298. Our total and current liabilities were $440,312, including accounts payable and accrued expenses of $114,934, advances due to related parties of $101,378 and a common stock deposit of $224,000.

We used net cash of $405,452 in operating activities for the three months ended April 30, 2008 compared to $666,845 for the same period in 2007. We used no net cash in investing activities for the three months ended April 30, 2008 compared to net cash of $151,167 for the same period in 2007. We received net cash of $424,075 from financing activities for the three months ended April 30, 2008 compared to $2,071,027 for the same period in 2007.

As of April 30, 2008, we had cash of $32,024 on hand and a loan receivable of $953,079. The balance of our cash requirements for the next 12 months (beginning June 1, 2008) is approximately $1,517,976. We intend to meet the balance of our cash requirements for the next 12 months through external sources: a combination of debt financing and equity financing through private placements. We currently do not have any arrangements in place for the completion of any further private placement financings and there is no assurance that we will be successful in completing any further private placement financings. There is no assurance that any financing will be available or if available, on terms that will be acceptable to us.

Obtaining additional financing will be subject to a number of factors including market conditions, investor acceptance of our business plan and investor sentiment. These factors may make the timing, amount, terms and conditions of additional financing unattractive or unavailable to us. If financing is not available on satisfactory terms, we may be unable to continue, develop or expand our operations. If we are unable to raise additional financing, we will have to significantly reduce our spending, delay or cancel planned activities or substantially change our current corporate structure. In such an event, we intend to implement expense reduction plans in a timely manner. However, these actions would have material adverse effects on our business, revenues, operating results, and prospects, resulting in a possible failure of our business. If we raise funds through equity or convertible securities, our existing stockholders may experience dilution and our stock price may decline.

Our net loss of $3,755,655 for the period from January 19, 2006 (date of inception) to April 30, 2008 was mostly funded by our equity financing. To date, we have never generated any revenues. We anticipate that we will incur substantial losses over the next two years.

These factors raise substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion on our audited financial statements as of January 31, 2008. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. If we are unable to obtain additional financing from outside sources and eventually produce enough revenues, we may be forced to sell our assets, curtail or cease our operations.

Research and Development

From January 19, 2006 (inception) to April 30, 2008 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

No significant changes have been made to our internal control over financial reporting during our last fiscal quarter in connection with the results of Management’s report included in the Form 10-K filed with the Securities and Exchange Commission on May 15, 2008. Management is addressing the material weaknesses disclosed in the Form 10-K and intends to report on changes made after the year end assessment is complete.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Management is not aware of any legal proceedings contemplated by any governmental authority or any other party against us. None of our directors, officers or affiliates is (i) a party adverse to us in any legal proceedings, or (ii) has an adverse interest to us in any legal proceedings. Management is not aware of any other legal proceedings that have been threatened against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

We have not made any previously unreported sales for the three months ended April 30, 2008.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

On April 30, 2008, Mr. Doug Oliver resigned from his position as our Chief Operating Officer.

Effective May 9, 2008, Mr. Bruno Weiss resigned from his position as our Chief Financial Officer. On May 29, 2008, Mr. Weiss also resigned from his position as a Director of our Board of Directors. Mr. Weiss cited irreconcilable differences between him and our President and Chief Execution Officer, Mr. Norman Meier, as the cause for his resignations. i

Effective May 14, 2008, Mr. Norman Meier was appointed as our Chief Financial Officer and Principal Accounting Officer. Mr. Meier is also our President, Chief Executive Officer, Secretary, Treasurer, and sole Director

On May 21, 2008 Mr. Clive Massey resigned from his position as our Vice President of Corporate Development.

On May 30, 2008 we allowed our rights in the Ace of Spades mineral property, located on Texada Island, British Columbia, to expire. We had paid $3,267 to purchase the property on December 20, 2006. We had sought to option the property to another mining company; however, we were not successful in this regard and did not renew our rights in the property to avoid additional maintenance fees. The rights expired on May 31, 2008.

Effective May 31, 2008, we allowed our option to acquire a 100% interest in certain mining properties located in San Juan County, Utah (the “Firefly Property”), to expire. We had acquired the option pursuant to an agreement between us and GeoXplor Corp. dated May 30, 2007. The Firefly Property is comprised of an area of approximately 40,000 acres containing 213 unpatented federal mining claims with uranium potential within the La Sal uranium trend, that were issued to GeoXplor by the Bureau of Land Management. The claims cover both the Firefly and the Grey Daun mines.

In order to exercise our option to purchase the property we were required to pay to Geoxplor 400,000 of our common shares and $200,000, and to incur exploration expenditures of not less than $750,000 over a 3 year period, including $200,000 in exploration expenditures due by May 30, 2008. As of May 30, 2008 we elected not to exercise our option to purchase the property and, as of May 31, 2008 the option agreement was expired. Prior to the expiration of the agreement, we incurred exploration expenses of $100,678 in relation to the Firefly Property and made nonrefundable payments to Geoxplor of 200,000 Tecton common shares and $200,000.

In May 2008, we delivered notice to Advance Royalty Corporation, the vendor’s assignee, of our intention not to renew our rights in the 49 claims comprising the Wapata Lake Property. Our rights in the claims will expire on September 18, 2008.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tecton Corporation
(Registrant)

Date: June 17, 2008	/s/ Norman Meier
Norman Meier
Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)