Form 10-Q
period 2008-07-31
TECTON CORP
filed 2013-02-01
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2008

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

TECTON CORPORATION

(Name of Small Business Issuer in its Charter)

Nevada	333-141817	03-0611187
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

15500 Roosevelt Blvd Suite 301, Clearwater, FL 33760

(Address number principal executive offices)

727-289-0010

(Issuer’s telephone number)

Althardstrasse 10 CH-8105 Regensdorf, Switzerland

(Former Address)

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes   ☑    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company:

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑     No  ☐

As of July 31, 2008, the registrant had 79,736,560 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

July 31, 2008

TECTON CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	July 31,	January 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 13,401
Prepaid consulting fees and other	-	57,692
Loans receivable, related party	953,079	953,079
Total Current Assets	953,079	1,024,172

Capital Assets	-	27,474

TOTAL ASSETS	$ 953,079	$ 1,051,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 41,143
Liabilities from discontinued operations	$ 124,576	$ 154,224
Common Stock Deposit	-	110,000
Advances from related parties	101,378	201,378
Total Current Liabilities	288,483	506,745

TOTAL LIABILITIES	288,483	506,745

Stockholders' Equity
Preferred stock: 20,000,000 authorized; $0.0001 par value
Common stock: 80,000,000 authorized; $0.0001 par value
79,736,560 shares and 78,245,810 issued and outstanding	7,974	7,825
Common stock issuable; 533,333 shares and 80,000 shares	53	8
Additional paid in capital	4,547,613	3,913,733
Accumulated deficit during development stage	(3,891,044)	(3,376,665)
Total Stockholders' Equity	664,596	544,901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 953,079	$ 1,051,646

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					January 19, 2006
	For the Three Months Ended		For the Six Months Ended		(inception)
	July 31,		July 31,		July 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ -	$ -	$ -	-	$ -

Operating Expenses
Professional	-	-	-	-	-
General and administrative	-	11,226	47,556	22,452	75,621
Mineral property and exploration costs	-	-	-	-	-
Total operating expenses	-	11,226	47,556	22,452	75,621

Net loss from operations	-	(11,226)	(47,556)	(22,452)	(75,621)

Other income (expense)
Discontinued Operations	(111,858)	(593,274)	(443,292)	(1,616,051)	(3,791,892)
Loss on Disposition of Assets	(23,532)	-	(23,532)		(23,532)

Net loss	$ (135,390)	$ (604,500)	$ (514,380)	$ (1,638,503)	$ (3,891,044)

Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.02)

Weighted average number of
shares outstanding	79,736,560	74,385,980	79,518,930	72,070,582

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDER’S (DEFICIT) & EQUITY

 (Unaudited)

			Common Stock		Additional
	Common Stock		Issuable		Paid in	Com Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total

Balance as of January 19, 2006 (Inception)	1,000,000	$ 100			$ -		$ -	$ 100

Shares cancelled 12/01/06	(1,000,000)	(100)						(100)
Shares issued to investors pursuant to								-
dividend paid 12/01/06 @$0.0001	198,010	20						20
Shares issued for cash 12/02/06 @$0.0001	49,000,000	4,900						4,900
Shares issued for cash 12/10/06 @$0.0001	5,220,000	522			4,698			5,220
Shares issued for cash 12/18/06 @$0.0001	2,520,000	252			24,948			25,200
Shares issuable for cash 12/06 @ .10			4,000		400			400
Shares issuable for cash 1/07 @ .10			100,000	10	9,990			10,000
Common stock subscription						(20,000)		(20,000)
								-
Net loss							(125,777)	(125,777)

Balance as of January 31, 2007	56,938,010	5,694	104,000	10	40,036	(20,000)	(125,777)	(100,037)

Shares issued 2/2/07 @$0.01	104,000	10	(104,000)	(10)
Shares issued for PPM 2/1/07 @$0.10	5,500,000	550			494,450			495,000
Subscriptions received 2/2/07						20,000		20,000
Shares issued for consulting 2/5/07 @$0.10	1,000,000	100			99,900			100,000
Shares issued for min/exp costs 2/9/07 @$0.10	3,000,000	300			299,700			300,000
Shares issued for cash 2/16/07 @$0.25 net	580,000	58			131,442			131,500
Shares issued for cash 3/12/07 @$0.25 net	4,424,000	442			994,508			994,950
Shares issued for cash 3/27/07 @$0.25 net	488,000	49			110,276			110,325
Shares issued for cash 4/12/07 @$0.25 net	490,600	49			110,995			111,044
Shares issuable for cash 2/2007 @$0.25 net			100,000	10	22,490			22,500
Shares issuable for cash 4/2007 @$0.25 net			640,000	64	144,703			144,767
Shares issuable for cash 5/2007 @$0.25 net			400,000	40	89,960			90,000
Shares issued in May and June 2007	1,140,000	114	(1,140,000)	(114)
Shares issued for cash 5/26/07 @$0.25 net	20,000	2			4,998			5,000
Shares issued for cash 6/7/07 @$0.25 net	200,000	20			49,980			50,000
Shares issued for cash 6/7/07 @$0.25 net	100,000	10			24,990			25,000
Shares issued for cash 7/2007 @$0.25 net	2,494,000	250			615,750			616,000
Shares issued for cash 7/2007 @$0.25 net	802,000	80			180,420			180,500
Shares issuable for cash 7/2007 @$0.25 net			870,000	87	217,413			217,500
Shares issued August & September 2007	870,000	87	(870,000)	(87)
Shares issued to investors pursuant to	200				240			240
dividend paid @$1.20
Shares issued for finders fee 11/20/07 @$2.50	95,000	10			237,490			237,500
Shares issuable for cash 1/2008 @$0.55			80,000	8	43,992			44,000

Net loss							(3,250,888)	(3,250,888)

Balance as of January 31, 2008	78,245,810	7,825	80,000	8	3,913,733	-	(3,376,665)	544,901

Shares issued February 2008	80,000	8	(80,000)	(8)
Shares issued for cash 2/21/08 @$0.25	440,000	44			109,956			110,000
Shares issued for cash 2/21/08 @$0.42	400,000	40			167,960			168,000
Shares issued for cash 2/25/08 @$0.10	240,750	24			24,051			24,075
Shares issued for cash 3/12/08 @$0.42	150,000	15			62,985			63,000
Shares issued for cash 3/25/08 @$0.25	180,000	18			44,982			45,000

Net loss							(378,990)	(378,990)

Balance as of April 30, 2008	79,736,560	7,974	-	-	4,323,667	-	(3,755,655)	575,986

Shares issuable for debt 5/08			533,333	53	223,947			224,000

Net Loss							(135,390)	(135,390)

Balance as of July 31, 2008	79,736,560	7,974	533,333	53	4,547,613		(3,891,044)	664,596

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			January 19, 2006
			(inception)
			through
	July 31,		July 31,
	2008	2007	2008
			(unaudited)

CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$ (514,380)	$ (1,638,503)	$ (3,891,044)
Depreciation	3,942	2,357	11,293

Loss on disposition of equipment	23,532		23,532
Common stock for services		100,000	100,000
Common stock issued for finder's fees			237,500
Common stock for mineral and property rights		350,000	350,000
Bank overdraft		(2,345)
Prepaid expenses	57,692	(101,206)	-
Accounts payable and accrued expenses	(8,262)	(31,558)	187,105
Net Cash Used in Operating Activities	(437,476)	(1,321,255)	(2,981,614)

CASH FLOWS USED IN INVESTING ACTIVITIES
Loans, related parties	(100,000)	(929,896)	(851,702)
Purchase equipment		(31,167)	(34,824)
Net Cash Used in Investing Activities	(100,000)	(961,063)	(886,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock and stock subscription, net of costs and fees	524,074	3,164,086	3,868,140

Net Cash Provided by Financing Activates	524,074	3,164,086	3,868,140

Net increase (decrease) in cash and cash equivalents	(13,401)	881,768	-
Cash and cash equivalents, beginning of period	13,401	-	-
Cash and cash equivalents, end of period	$ -	$ 881,768	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

(A Development Stage Company)

NOTES TO FINANCIAL STATEMENTS

July 31, 2008

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Tecton Corporation (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 1, 2006.  Since the company has not commenced significant operations it was considered an exploration stage company.  The Company had been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register claims in the Company’s name.  The company discontinued operations on or about June, 2008 and has incurred losses of $3,891,044 since inception through July 31, 2008.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosure normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.

Cash

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Income Taxes

The Company has implemented the provisions on "Accounting for Income Taxes" which requires that income tax accounts be computed using the liability method. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to July 31, 2008, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
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

Foreign Currency Translation and Transactions

The Company translates foreign currency financial statements in accordance with the requirements of Statement of Financial Accounting Standards No. 52, "Foreign Currency Translation." Assets and liabilities are translated at current exchange rates in effect at the end the period. Revenues and expenses are translated at the average rate of exchange throughout the year. Resulting translation adjustments are recorded as a separate component in stockholder's equity. Foreign currency transaction gains and losses, if any, are included in the statement of operations.

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

Comprehensive Income (Loss)

The Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (“SFAS 130”). SFAS 130 establishes standards for the reporting and displaying of comprehensive income and its components. Comprehensive income is defined as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. SFAS 130 requires other comprehensive income (loss) to include foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of July 31, 2008 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123 (R) "Share Based Payment," which requires measurement of compensation cost for all stock based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company intends to determine the fair value of awards using the Black - Scholes valuation model. As of July 31, 2008, the Company has not issued any awards that qualify as stock based compensation.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

New Accounting Pronouncements

The Company believes that there are no new accounting pronouncements that when adopted would have a  material effect on the Company’s financial statements.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the ccompanying financial statements for the period January 19, 2006 (date of inception) to July 31, 2008, the Company incurred losses of $3,891,044.

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

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2008
(Unaudited)

NOTE D – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended July 31, 2008, the Company's significant shareholders had advanced funds to the Company for working capital purposes. Total amount due to related parties was $101,378 as of July 31, 2008. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

The Company has loaned Hemis Corporation (the Company’s CEO was also Hemis Corporation’s CEO) $953,079. The loan is non-interest bearing.

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

NOTE F – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of April 30, 2008, the issuance of these shares had not yet been approved by the Board therefore they are stated in the balance sheet for the three months ended April 30, 2008 as a “Common Stock Deposit”. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The company was unable to issue these shares and at July 31, 2008 considers this common stock issuable and has recorded it in the equity section.

NOTE G – DISCONTINUED OPERATIONS

The company discontinued operations on or about June 1, 2008.  The financial statements have been adjusted to reflect the discontinued operations.

Summary of results of discontinued operations is as follows:

	For the six months ended July 31,
	2008	2007
Revenue	$0	$ 0
Operating expenses	47,556	22,452
Net operating income (loss)	(47,556)	(22,452)
	-	-
Loss from discontinued operations	(443,292)	(1,616,051)
Loss on disposal of assets	(23,532)	-
Net (Loss)	$(514,380)	$ (1,638,503)

NOTE G – DISCONTINUED OPERATIONS (continued)

Summary of assets and liabilities of discontinued operations is as follows:

There are no assets from discontinued operations.  The liabilities from discontinued operations are $124,576 and $154,224 for the six months ended July 31, 2008 and 2007.   This represents 43% and 30% of total liabilities for that same period.

NOTE H– SUBSEQUENT EVENTS

On February 7, 2011, Norman Meier, sole officer and director, resigned from all offices he held and appointed Micah Eldred as Director and President, Chief Executive Officer, Secretary, Chief Financial Officer, and Treasurer.  Immediately thereafter, Mr. Meier resigned from the Board of Directors, leaving the board with Mr. Eldred as the sole officer and director of Tecton.

The corporation’s registration with the State of Nevada was reinstated effective February 14, 2011.

On April 27, 2011, the company borrowed $25,000 from Island Capital Management, the company’s transfer agent and creditor.

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

On or about June 1, 2008, Tecton ceased operations entirely.  Tecton became delinquent in its corporate filings and had its Nevada license revoked.

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to July 31, 2008 we have not earned any revenues. We anticipate that we will not earn any revenues and discontinued operations June 1, 2008.

Expenses

Our general and administrative costs consisted primarily of accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses. Our general and administrative expenses increased from $22,452 for the six months ended July 31, 2007 to $47,556 for the six months ended July 31, 2008.

Expenses for discontinued operations significantly decreased by $1,172,759 from $1,616,051 during the six months ended July 31, 2007 to $443,292 for the six months ended July 31, 2008. The decrease resulted from our writing-off of mineral costs related to mineral property acquisition during the six months ended July 31, 2007.

Net Losses

From January 19, 2006 (date of inception) to July 31, 2008, we incurred net losses of $3,891,044. For the six  months ended July 31, 2008 we incurred net losses of $514,380 compared to $1,638,503 for the same period in 2007. Our net loss per common share was $0.01 for the six months ended July 31, 2008 compared to $0.02 for the same period in 2007.

Liquidity and Capital Resources

As of July 31, 2008, we had no cash and no operations.

This raises substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion on our audited financial statements as of January 31, 2008. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Since we were unable to obtain additional financing from outside sources and produce enough revenues, we ceased our operations.

Research and Development

From January 19, 2006 (inception) to July 31, 2008 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Tecton commenced negotiations with the holders of the unsecured claims in order to establish a consensus on the framework for a Chapter 11 plan of reorganization that would satisfy the requirements of section 524(g) of the Bankruptcy Code and treat all creditors and stakeholders fairly and equitably.  In May 2011, counsel for Tecton began discussions with Tecton’s creditors to explore the feasibility of and the potential for a pre-negotiated Chapter 11 plan of reorganization that would afford all the stakeholders an opportunity for some recovery of their claim, if not all.

Upon receiving consensus among the Tecton’s creditors, the Company filed a pre-negotiated Plan of Reorganization with its Chapter 11 bankruptcy petition on February 2, 2012 in the United States Bankruptcy Court, Middle District of Florida (Case no. 8:12-bk-01564-KRM).  Unfortunately, the US Trustee filed a Motion to Dismiss Case or Alternatively a Motion to Convert Case to Chapter 7.  After discussions with the Trustee, and with the intent to preserve any existing shareholder value, the Company consented to the dismissal and the bankruptcy case was subsequently dismissed on order of the Court on April 2, 2012.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

We have not made any previously unreported sales for the six months ended July 31, 2008.

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

In the days leading up to June 17, 2008, the officers and directors of the Company resigned leaving Mr. Norman Meier as the sole Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.  The Company’s registration with the State of Nevada was allowed to lapse.  On February 7, 2011, Norman Meier appointed Micah Eldred to replace him as sole Director, President, Chief Executive Officer, Chief Financial Officer, Principal Accounting Officer, Secretary and Treasurer.  Mr. Meier’s resignation was not the result of any disagreement or problem with the Issuer, but was solely to help the Company move forward and to increase shareholder value.

On January 14, 2013, Mr. Eldred, believing it to be in the best interest of the Company to bring on additional board members and officers, pursuant to Sections 78.335(5) and the Bylaws, appointed Carl Dilley and Christine Zitman as Directors, to hold said director position until the next shareholder meeting, and Christine Zitman as Secretary/Treasurer, to hold said officer positions until removed by the Board, resignation, or death. Micah Eldred remains as Director, Chairman of the Board, President and Chief Executive Officer.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tecton Corporation
(Registrant)

Date: January 31, 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Exhibit 31.1

CERTIFICATION PURSUANT TO

RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Micah Eldred, as Chief Executive officer, and Christine Zitman, as Chief Financial Officer, of Tecton Corporation, certifies that:

1.	I have reviewed this quarterly report on Form 10-Q of Tecton Corporation;

2

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

4.

The registrant’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the registrant and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the registrant’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the registrant’s internal control over financial reporting that occurred during the registrant’s fourth fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant’s internal control over financial reporting; and

5.

The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant’s auditors and the audit committee of registrant’s board of directors:

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal control over financial reporting.

Date: February 1, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-Q for the period ended July 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Elred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: February 1, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer