Form 10-Q
period 2008-10-31
TECTON CORP
filed 2013-02-04
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: October 31, 2008

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

As of February 4, 2013, the registrant had 79,736,560 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

October 31, 2008

TECTON CORPORATION

(A Development Stage Company)

BALANCE SHEETS

	October 31,	January 31,
	2008	2008
	(unaudited)	(audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 13,401
Prepaid consulting fees and other	-	57,692
Loans receivable, related party	953,079	953,079
Total Current Assets	953,079	1,024,172

Capital Assets	-	27,474

TOTAL ASSETS	$ 953,079	$ 1,051,646

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 41,143
Liabilities from discontinued operations	124,576	154,224
Common Stock Deposit	-	110,000
Advances from related parties	101,378	201,378
Total Current Liabilities	288,483	506,745

TOTAL LIABILITIES	288,483	506,745

Stockholders' Equity
Preferred stock: 20,000,000 authorized; $0.0001 par value
Common stock: 80,000,000 authorized; $0.0001 par value
79,736,560 shares and 78,245,810 issued and outstanding	7,974	7,825
Common stock issuable; 533,333 shares and 80,000 shares	53	8
Additional paid in capital	4,547,613	3,913,733
Accumulated deficit during development stage	(3,891,044)	(3,376,665)
Total Stockholders' Equity	664,596	544,901

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 953,079	$ 1,051,646

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

(A Development Stage Company)

STATEMENTS OF OPERATIONS

					January 19, 2006
	For the Three Months Ended		For the Nine Months Ended		(inception)
	Oct 31,		Oct 31,		Oct 31,
	2008	2007	2008	2007	2008
	(unaudited)	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ -	$ -	$ -	-	$ -
Operating Expenses
Professional	-	-	-	-	-
General and administrative	-	11,226	47,556	33,678	75,621
Mineral property and exploration costs	-	-	-	-	-
Total operating expenses	-	11,226	47,556	33,678	75,621
Net loss from operations	-	(11,226)	(47,556)	(33,678)	(75,621)
Other income (expense)
Discontinued Operations		(764,132)	(443,292)	(2,380,183)	(3,791,892)
Loss on Disposition of Assets		-	(23,532)		(23,532)
Net loss		$ (775,358)	$ (514,380)	$ (2,413,861)	$ (3,891,044)
Basic and diluted loss per share	$ (0.00)	$ (0.01)	$ (0.01)	$ (0.03)
Weighted average number of
shares outstanding	79,736,560	78,708,896	78,592,003	73,996,530

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

(A Development Stage Company)

STATEMENTS OF STOCKHOLDERS’ (DEFICIT) & EQUITY

 (Unaudited)

			Common Stock		Additional
	Common Stock		Issuable		Paid in	Com Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total

Balance as of January 19, 2006 (Inception)	1,000,000	$ 100			$ -		$ -	$ 100

Shares cancelled 12/01/06	(1,000,000)	(100)						(100)
Shares issued to investors pursuant to								-
dividend paid 12/01/06 @$0.0001	198,010	20						20
Shares issued for cash 12/02/06 @$0.0001	49,000,000	4,900						4,900
Shares issued for cash 12/10/06 @$0.0001	5,220,000	522			4,698			5,220
Shares issued for cash 12/18/06 @$0.0001	2,520,000	252			24,948			25,200
Shares issuable for cash 12/06 @ .10			4,000		400			400
Shares issuable for cash 1/07 @ .10			100,000	10	9,990			10,000
Common stock subscription						(20,000)		(20,000)
								-
Net loss							(125,777)	(125,777)

Balance as of January 31, 2007	56,938,010	5,694	104,000	10	40,036	(20,000)	(125,777)	(100,037)

Shares issued 2/2/07 @$0.01	104,000	10	(104,000)	(10)
Shares issued for PPM 2/1/07 @$0.10	5,500,000	550			494,450			495,000
Subscriptions received 2/2/07						20,000		20,000
Shares issued for consulting 2/5/07 @$0.10	1,000,000	100			99,900			100,000
Shares issued for min/exp costs 2/9/07 @$0.10	3,000,000	300			299,700			300,000
Shares issued for cash 2/16/07 @$0.25 net	580,000	58			131,442			131,500
Shares issued for cash 3/12/07 @$0.25 net	4,424,000	442			994,508			994,950
Shares issued for cash 3/27/07 @$0.25 net	488,000	49			110,276			110,325
Shares issued for cash 4/12/07 @$0.25 net	490,600	49			110,995			111,044
Shares issuable for cash 2/2007 @$0.25 net			100,000	10	22,490			22,500
Shares issuable for cash 4/2007 @$0.25 net			640,000	64	144,703			144,767
Shares issuable for cash 5/2007 @$0.25 net			400,000	40	89,960			90,000
Shares issued in May and June 2007	1,140,000	114	(1,140,000)	(114)
Shares issued for cash 5/26/07 @$0.25 net	20,000	2			4,998			5,000
Shares issued for cash 6/7/07 @$0.25 net	200,000	20			49,980			50,000
Shares issued for cash 6/7/07 @$0.25 net	100,000	10			24,990			25,000
Shares issued for cash 7/2007 @$0.25 net	2,494,000	250			615,750			616,000
Shares issued for cash 7/2007 @$0.25 net	802,000	80			180,420			180,500
Shares issuable for cash 7/2007 @$0.25 net			870,000	87	217,413			217,500
Shares issued August & September 2007	870,000	87	(870,000)	(87)
Shares issued to investors pursuant to	200				240			240
dividend paid @$1.20
Shares issued for finders fee 11/20/07 @$2.50	95,000	10			237,490			237,500
Shares issuable for cash 1/2008 @$0.55			80,000	8	43,992			44,000

Net loss							(3,250,888)	(3,250,888)

Balance as of January 31, 2008	78,245,810	7,825	80,000	8	3,913,733	-	(3,376,665)	544,901

Shares issued February 2008	80,000	8	(80,000)	(8)
Shares issued for cash 2/21/08 @$0.25	440,000	44			109,956			110,000
Shares issued for cash 2/21/08 @$0.42	400,000	40			167,960			168,000
Shares issued for cash 2/25/08 @$0.10	240,750	24			24,051			24,075
Shares issued for cash 3/12/08 @$0.42	150,000	15			62,985			63,000
Shares issued for cash 3/25/08 @$0.25	180,000	18			44,982			45,000

Net loss							(378,990)	(378,990)

Balance as of April 30, 2008	79,736,560	7,974	-	-	4,323,667	-	(3,755,655)	575,986

Shares issuable for debt 5/08			533,333	53	223,947			224,000

Net Loss							(135,390)	(135,390)

Balance as of July October 31, 2008	79,736,560	7,974	533,333	53	4,547,613		(3,891,044)	664,596

  Balance as of October 31, 2008

79,736,560         7,974                     533,333                53          4,547,613                                  (3,891,044)          664,596

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

(A Development Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

			January 19, 2006
			(inception)
			through
	October 31,		Oct 31,
	2008	2007	2008
			(unaudited)
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$ (514,380)	$ (2,413,861)	$ (3,891,044)
Depreciation	3,942	4,810	11,293

Loss on disposal of fixed assets	23,532		23,532
Common stock for services		100,000	100,000
Common stock issued for finder's fees			237,500
Common stock for mineral and property rights		350,000	350,000
Bank overdraft		(2,345)
Prepaid expenses	57,692	(74,095)	-
Accounts payable and accrued expenses	(8,261)	(10,227)	187,105
Net Cash Used in Operating Activities	(437,475)	(2,045,718)	(2,981,614)

CASH FLOWS USED IN INVESTING ACTIVITIES
Loans, related parties	(100,000)	(926,396)	(851,702)
Purchase equipment		(34,824)	(34,824)
Net Cash Used in Investing Activities	(100,000)	(961,220)	(886,526)

CASH FLOWS FROM FINANCING ACTIVITIES:
Issuance of common stock	524,074	3,261,825	3,868,140
			-
Net Cash Provided by Financing Activates	524,074	3,261,825	3,868,140

Net increase (decrease) in cash and cash equivalents	(13,401)	254,887	-
Cash and cash equivalents, beginning of period	13,401	-	-
Cash and cash equivalents, end of period	$ -	$ 254,887	$ -

The accompanying notes are an integral part of these financial statements

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Tecton Corporation (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 1, 2006.  Since the company has not commenced significant operations it was considered an exploration stage company.  The Company had been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register claims in the Company’s name.  The company discontinued operations on or about June, 2008 and has incurred losses of $(3,891,044) since inception through October 31, 2008.

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

Income Taxes

The Company uses the liability method to record income tax activity. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

The accounting for uncertainty in income taxes recognized in an enterprise’s financial statements uses the threshold of more-likely-than-not to be sustained upon examination for inclusion or exclusion. Measurement of the tax uncertainty occurs if the recognition threshold has been met. .

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to October 31, 2008, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Capital Assets

Capital assets are recorded at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, automobile and furniture and fixtures are recorded at cost and are depreciated using the reducing balance method at 30% and 20% per annum.

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

Foreign Currency Translation and Transactions

The Company records changes in foreign currency by translating assets and liabilities at current exchange rates in effect at the end the period. Revenues and expenses are translated at the average rate of exchange throughout the year. Resulting translation adjustments are recorded as a separate component in stockholder's equity. Foreign currency transaction gains and losses, if any, are included in the statement of operations.

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

Comprehensive Income (Loss)

The Company records  comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of October 31, 2008 the Company has no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation cost are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model. As of October 31, 2008, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to October 31, 2008 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to October 31, 2008, the Company incurred losses of $(3,891,044).

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

NOTE D – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended October 31, 2008, the Company's significant shareholders had advanced funds to the Company for working capital purposes. Total amount due to related parties was $101,378 as of October 31, 2008. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

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

NOTE F – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of April 30, 2008, the issuance of these shares had not yet been approved by the Board therefore they are stated in the balance sheet for the three months ended April 30, 2008 as a “Common Stock Deposit”. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The company was unable to issue these shares and at October 31, 2008 considers this common stock issuable and has recorded it in the equity section.

NOTE G – DISCONTINUED OPERATIONS

The company discontinued operations on or about June 1, 2008.  The financial statements have been adjusted to reflect the discontinued operations.

Summary of results of discontinued operations is as follows:

	For the nine months ended October 31,
	2008	2007
Revenue	$0	0
Operating expenses	47,556	33,678
Net operating income (loss)	(47,556)	(33,678)
	-	-
Loss from discontinued operations	(443,292)	(2,380,183)
Loss on disposal of assets	(23,532)	-
Net (Loss)	$(514,380)	(2,413,861)

Summary of assets and liabilities of discontinued operations is as follows:

There are no assets from discontinued operations.  The liabilities from discontinued operations are $124,576 and $154,224 for the nine months ended October 31, 2008 and year ended January 31, 2008.   This represents 43% and 30% of total liabilities for that same period.

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

Subsequent to October 31, 2008, management determined that the note receivable was not collectable and recorded an allowance to bring the realizable value to zero.

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

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to October 31, 2008 we have not earned any revenues. We anticipate that we will not earn any revenues and discontinued operations June 1, 2008.

Expenses

Our general and administrative costs consisted primarily of accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses, stock based compensation, travel and entertainment expenses. Our general and administrative expenses increased from $33,678 for the nine months ended October 31, 2007 to $47,556 for the nine months ended October 31, 2008.

Expenses for discontinued operations significantly decreased by $1,936,891 from $2,380,183 during the nine months ended October 31, 2007 to $443,292 for the nine months ended October 31, 2008. The decrease resulted from our writing-off of mineral costs related to mineral property acquisition during the nine months ended October 31, 2007.

Net Losses

From January 19, 2006 (date of inception) to October 31, 2008, we incurred net losses of $3,891,044. For the nine months ended October 31, 2008 we incurred net losses of $514,380 compared to $2,413,861 for the same period in 2007. Our net loss per common share was $0.01 for the nine months ended October 31, 2008 compared to $0.03 for the same period in 2007.

Liquidity and Capital Resources

As of October 31, 2008, we had no cash and no operations.

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

Research and Development

From January 19, 2006 (inception) to October 31, 2008 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of October 31, 2008, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

Based upon that evaluation, the principal executive officer and the principal financial officer concluded that the Company’s disclosure controls and procedures were not effective at October 31, 2008 to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.  The Company’s disclosure controls and procedures include controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers as appropriate to allow timely decisions regarding required disclosure.

Changes In Internal Control Over Financial Reporting

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

We have not made any previously unreported sales for the nine months ended October 31, 2008.

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

Tecton Corporation
(Registrant)

Date: February 4, 2013	/s/ Christine Zitman
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

Date: February 4, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-Q for the period ended October 31, 2008, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: February 4, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer