Form 10-K
period 2009-01-31
TECTON CORP
filed 2013-02-12
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

☐TRANSITION REPORT PURSUANT TOSECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________to___________.

Commission file number 333-141817

TECTON CORPORATION
(Exact name of registrant as specified in its charter)

 03-0611187
(I.R.S. Employer Identification No.)

(727)-289-0010
(Registrant’s telephone number, including area code)

Nevada
(State or Other Jurisdiction of Incorporation of Organization)

15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760
(Address of principal executive offices) (ZIP Code)

Althardstrasse 10 CH-8105 Regensdorf, Switzerland

(former address)

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes☐ No☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☑ No ☐

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 7, 2013 (Our common stock began to trade on the OTC Bulletin Board on August 3, 2007): $0

Number of common shares outstanding at February 7, 2013: 79,736,560

TABLE OF CONTENTS

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

The company discontinued operations on or about June, 2008 and has incurred losses of $4,488,124 since inception January 19, 2006 through January 31, 2009.

Our fiscal year end is January 31. We were quoted on the OTC Bulletin Board under the symbol “TTNC.OB”.

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

Our Business

We were engaged in the acquisition of uranium properties that are either past producers or have been the subject of prior work programs and/or contain historic resources. Additionally, we are looking to acquire other selective early stage properties. Our geographic focus was the United States and Canada.

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

In May 2008, we delivered notice to abandon all of the 49 claims to Advance Royalty Corporation of the United Kingdom, the vendor’s assignee. If Advance Royalty Corporation exercises its notice, the claims will be transferred to Advance Royalty Corporation.  Our rights in the claims expired September 18, 2008.

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

Discontinued Operations

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

As we do not know the extent of the exploration program that we will be undertaking, we cannot estimate the expected remediation and reclamation costs of the property. Hence, it is impossible at this time to assess the impact of any capital expenditures on earnings or our competitive position if an economically viable deposit is discovered.

Upon commencing commercial production, greater environmental impacts will increase the costs of complying with permit and environmental laws compared to previous phases. At this stage, permits and regulations will regulate much of our production program to limit environmental impact. Some examples of regulatory requirements that may be encountered include but are not limited to:

•

an impact report on the local flora and fauna;

•

water standards imposed on any water discharged;

•

monitoring of ground water to ensure minimal or no contamination;

•

all material to be left on the surface will need to be environmentally benign; and

•

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

Employees and Consultants

During the final periods of operations our managers and directors worked part time until operations were discontinued.

Intellectual Property

We have not filed for any protection of our trademark. The only intellectual property we own is our trademark and logo for our company.

Item 1A. Risk Factors

Not Applicable.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 15500 Roosevelt Bld, Suite 301, Clearwater, FL 33760.

The mineral properties that the company had interest in during this time frame are described below.

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

1. Location and Access

The Firefly property is located in southeastern Utah about 190 miles (304 km) southeast of Salt Lake City, and about 25 air miles southeast of Moab.

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

Termination: In May 2008, we delivered notice to Advance Royalty Corporation, the vendor’s assignee, of our intention not to renew our rights in the 49 claims. Our rights in the claims expired on September 18, 2008.

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

Item 3. Legal Proceedings

As of February 7, 2013, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

Item 4. Mine Safety Disclosures (formerly Submission of Matters to a Vote of Security Holders)

The Company had no active mines at January 31, 2009.

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

Period	High	Low
	($)	($)
August 3, 2007 – October 31, 2007	1.50	1.01
November 1, 2007 – January 31, 2008	2.50	1.30
February 1, 2008 – April 30, 2008	1.40	0.20
May 21, 2008 – July 31, 2008	0.23	0.01
August 1, 2008 – October 31, 2008	0.01	0.00
November 1, 2008 – January 31, 2009	0.00	0.00

Holders
As of February 7, 2013, there were 364 holders of record of our common stock.

Dividends
Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of February 7, 2013 no cash dividends have been declared.

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

Equity Compensation Plans

As of February 7, 2013, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

Since inception on January 19, 2006 until April 19, 2007, we have completed the following sales of unregistered securities, not including shares registered on the Registration Statement on form SB-2 which was declared effective by the SEC on April 17, 2007.

•

On January 19, 2006 we issued 1,000,000 shares of our common stock to Hemis Corporation. This issuance was exempt from registration pursuant to Regulation S of the Securities Act. On December 1, 2006 the 1,000,000 shares of our common stock were cancelled.

•

On December 2, 2006 we issued an aggregate of 198,010 shares of our common stock to various non-U.S. investors, at a part value of $0.0001, in exchange for cash proceeds of $19.80. This issuance was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act.

•

On December 2, 2006 we issued an aggregate of 49,000,000 shares of our common stock to Douglas Oliver, our former Chief Operating Officer and former director, and various non-U.S. investors, at a par value of $0.0001, in exchange for cash proceeds of $4,900. This issuance was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act.

•

On December 10, 2006 we issued an aggregate of 5,220,000 shares of common stock to Island Stock Transfer and various non-U.S. investors in exchange for cash at $0.001 per share. This issuance was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act.

•

On December 18, 2006 we also issued an aggregate of 2,520,000 shares of common stock to various non-U.S. investors in exchange for cash at $0.01 per share.

•

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

•

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

•

On February 9, 2007 we issued an aggregate of 3,000,000 shares of common stock to two non-U.S. persons pursuant to a mining agreement that we entered into in relation to the Wapata Lake Property. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On February 16, 2007 we issued an aggregate of 580,000 shares of common stock to various non-U.S. investors in exchange for cash at $0.25 per share. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

In March 2007 we issued an aggregate of 4,912,000 shares of common stock to various non-U.S. investors in exchange for cash at $0.25 per share. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

In April 2007 we issued an aggregate of 490,600 shares of common stock, at $0.25 per share, to various non-U.S. investors in exchange for cash proceeds of $111,044. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

In May 2007 we issued an aggregate of 765,000 shares of common stock, at $0.25 per share, to various non-U.S. investors in exchange for cash proceeds of $191,250. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On June 7, 2007 we issued an aggregate of 100,000 shares of our common stock to one non-U.S. investor in exchange for cash at $0.25 per share. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On June 7, 2007 we also issued 200,000 shares of our common stock to GeoXplor Corp. in order to maintain our interest in the Firefly property. The shares were issued pursuant to Section 4(2) of the Securities Act.

•

In July 2007 we issued an aggregate of 3,691,000 shares of common stock, at $0.25 per share, to various non-U.S. investors in exchange for cash proceeds of $834,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

In August 2007 we issued an aggregate of 440,000 shares of common stock, at $0.25 per share, to one non-U.S. investor in exchange for cash proceeds of $110,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

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

•

On October 15, 2007 we issued 200 shares of our common stock to one non-U.S. investor pursuant to a settlement agreement. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On November 20, 2007 we issued 95,000 shares of our common stock to a non-U.S. individual pursuant to the terms of a finder’s fee agreement. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On January 23, 2008, 80,000 shares of our common stock became issuable to a non-U.S. investor, at $0.55 per share per share, in exchange for cash proceeds of $44,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On February 7, 2008 440,000 shares of our common stock became issuable to a non-U.S. investor, at $0.25 per share, in exchange for cash proceeds of $110,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On February 21, 2008 we issued 400,000 shares of our common stock a non-U.S. investor, at $0.42 per share, in exchange for cash proceeds of $168,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

On March 12, 2008 we issued 150,000 shares of our common stock a non-U.S. investor, at $0.42 per share, in exchange for cash proceeds of $63,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.

•

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

Plan of Operations

The company is currently preparing the necessary documents to bring the past due filings current.  There are no operations and no plan of operations at this time but the company is investigating ways to increase shareholder value and desires to begin operations in the future.

Results of Operations

Discontinued Operations

For the year ended January 31, 2009 compared to the year ended January 31, 2008 there were $47,557 of operating expenses compared to $233,321.  Operating expenses are accounting, legal and filing fees associated with being a public company.

The discontinued operations expenses were $442,800 for January 31, 2009 compared to $3,017,567 for January 31, 2008.  These were all expenses related to the company’s mining and exploration operations that ceased during the year.

The net results of operations of Tecton Corporation with discontinued operations and impairment and disposition losses was $1,467,460 for the year ended January 31, 2009 as compared to a loss of $3,250,888 for the year ended January 31, 2008.

Continuing Operations

The company expects to incur accounting, auditing and transfer agency fees moving forward.  As of February 7, 2013 there has been no revenue or operating income.  The board of directors and management are investigating and pursuing various alternatives to increase shareholder value.  As of February 7, 2013 there have been no definitive agreements in this regard.

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

As of January 31, 2009 we had no cash or assets.

Our net loss of $4,488,124 from January 19, 2006 (date of inception) to January 31, 2009 was funded by a combination of our equity and debt financing.

For the year ended January 31, 2009, we used net cash of $1,390,556 in operating activities, and used net cash of $853,080 in investing activities.

We received net cash of $524,075 from financing activities for the year ended January 31, 2009.

Going Concern

We have not attained profitable operations and are dependent upon obtaining financing to pursue any extensive exploration activities. For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

Future Financings

None scheduled at this time.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

TECTON CORPORATION
(An exploration stage company)

FINANCIAL STATEMENTS

JANUARY 31, 2009

TECTON CORPORATION
(An exploration stage company)

Index to Financial Statements

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tecton Corporation

We have audited the accompanying balance sheet of Tecton Corporation (a development stage company) as of January 31, 2009, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended January 31, 2009 and the period from Inception (January 19, 2006) through January 31, 2009.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The financial statements as of and for the year ended January 31, 2008 were audited by another auditor who expressed an unqualified opinion on May 12, 2008.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecton Corporation, Inc. as of January 31, 2009, and the results of its operations and its cash flows for the years ended January 31, 2009 and the period from Inception (January 19, 2006) in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note B.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 8, 2013

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Tecton Corporation

We have audited the accompanying balance sheet of Tecton Corporation (an exploration stage company) as of January 31, 2008, and the related statements of losses, stockholders' deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company has determined that it is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecton Corporation (an exploration stage company) as of January 31, 2008, and the results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States.

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

/S/ PETERSON SULLIVAN PLLC

May 12, 2008

Seattle, Washington

TECTON CORPORATION

(An exploration stage company)

BALANCE SHEETS

	January 31,	January 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 13,401
Prepaid consulting fees and other	-	57,692
Loans receivable, related party	953,079	953,079
Total Current Assets	953,079	1,024,172

Capital Assets	-	27,474

TOTAL ASSETS	$ 953,079	$ 1,051,646

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 41,143
Liabilities from discontinued operations	124,576	154,224
Common Stock Deposit	-	110,000
Advances from related parties	101,378	201,378
Total Current Liabilities	288,483	506,745

TOTAL LIABILITIES	288,483	506,745

Stockholders' Equity
Preferred stock: 20,000,000 authorized; $0.0001 par value, 0 and 0 outstanding	-	-
Common stock: 80,000,000 authorized; $0.0001 par value	7,974	7,825
Common stock issuable; 533,333 shares and 80,000 shares	53	8
Additional paid in capital	4,547,613	3,913,733
Accumulated deficit during development stage	(4,844,124)	(3,376,665)
Total Stockholders' Deficit	(288,483)	544,901
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF LOSSES
For the Years Ended January 31, 2009 and 2008, and
For the Period from January 19, 2006 (Date of Inception) to January 31, 2009

			January 19, 2006
	For the Years Ended		(inception)
	January 31,		January 31,
	2009	2008	2009
Revenues	$ -	-	$ -
Operating Expenses
Professional	-	-	-
General and administrative	47,557	233,321	280,878
Mineral property and exploration costs	-	-	-
Total operating expenses	47,557	233,321	208,878
Net loss from operations	(47,557)	(233,321)	(208,878)
Other income (expense)
Discontinued Operations	(442,800)	(3,017,567)	(3,586,144)
Impairment Loss	(953,571)	-	(953,571)
Loss on Disposition of Assets	(23,532)		(23,532)
Net loss	$ (1,467,460)	$ (3,250,888)	$ (4,844,124)

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY
FOR THE PERIOD JANUARY 19, 2006 (DATE OF INCEPTION)

THROUGH JANUARY 31, 2009

			Common Stock		Additional
	Common Stock		Issuable		Paid in	Com Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance as of January 19, 2006 (Inception)	1,000,000	$ 100			$ -		$ -	$ 100
Shares cancelled 12/01/06	(1,000,000)	(100)						(100)
Shares issued to investors pursuant to								-
dividend paid 12/01/06 @$0.0001	198,010	20						20
Shares issued for cash 12/02/06 @$0.0001	49,000,000	4,900						4,900
Shares issued for cash 12/10/06 @$0.0001	5,220,000	522			4,698			5,220
Shares issued for cash 12/18/06 @$0.0001	2,520,000	252			24,948			25,200
Shares issuable for cash 12/06 @ .10			4,000		400			400
Shares issuable for cash 1/07 @ .10			100,000	10	9,990			10,000
Common stock subscription						(20,000)		(20,000)
Net loss							(125,777)	(125,777)
Balance as of January 31, 2007	56,938,010	5,694	104,000	10	40,036	(20,000)	(125,777)	(100,037)
Shares issued 2/2/07 @$0.01	104,000	10	(104,000)	(10)
Shares issued for PPM 2/1/07 @$0.10	5,500,000	550			494,450			495,000
Subscriptions received 2/2/07						20,000		20,000
Shares issued for consulting 2/5/07 @$0.10	1,000,000	100			99,900			100,000
Shares issued for min/exp costs 2/9/07 @$0.10	3,000,000	300			299,700			300,000
Shares issued for cash 2/16/07 @$0.25 net	580,000	58			131,442			131,500
Shares issued for cash 3/12/07 @$0.25 net	4,424,000	442			994,508			994,950
Shares issued for cash 3/27/07 @$0.25 net	488,000	49			110,276			110,325
Shares issued for cash 4/12/07 @$0.25 net	490,600	49			110,995			111,044
Shares issuable for cash 2/2007 @$0.25 net			100,000	10	22,490			22,500
Shares issuable for cash 4/2007 @$0.25 net			640,000	64	144,703			144,767
Shares issuable for cash 5/2007 @$0.25 net			400,000	40	89,960			90,000
Shares issued in May and June 2007	1,140,000	114	(1,140,000)	(114)
Shares issued for cash 5/26/07 @$0.25 net	20,000	2			4,998			5,000
Shares issued for cash 6/7/07 @$0.25 net	200,000	20			49,980			50,000
Shares issued for cash 6/7/07 @$0.25 net	100,000	10			24,990			25,000
Shares issued for cash 7/2007 @$0.25 net	2,494,000	250			615,750			616,000
Shares issued for cash 7/2007 @$0.25 net	802,000	80			180,420			180,500
Shares issuable for cash 7/2007 @$0.25 net			870,000	87	217,413			217,500
Shares issued August & September 2007	870,000	87	(870,000)	(87)
Shares issued to investors pursuant to dividend paid @ $1.20	200				240			240
Shares issued for finders fee 11/20/07 @$2.50	95,000	10			237,490			237,500
Shares issuable for cash 1/2008 @$0.55			80,000	8	43,992			44,000
Net loss							(3,250,888)	(3,250,888)
Balance as of January 31, 2008	78,245,810	7,825	80,000	8	3,913,733	-	(3,376,665)	544,901
Shares issued February 2008	80,000	8	(80,000)	(8)
Shares issued for cash 2/21/08 @$0.25	440,000	44			109,956			110,000
Shares issued for cash 2/21/08 @$0.42	400,000	40			167,960			168,000
Shares issued for cash 2/25/08 @$0.10	240,750	24			24,051			24,075
Shares issued for cash 3/12/08 @$0.42	150,000	15			62,985			63,000
Shares issued for cash 3/25/08 @$0.25	180,000	18			44,982			45,000
Net loss							(378,990)	(378,990)
Balance as of April 30, 2008	79,736,560	7,974	-	-	4,323,667	-	(3,755,655)	575,986
Shares issuable for debt 5/08			533,333	53	223,947			224,000
Net Loss							(135,390)	(135,390)
Balance as of July 31, 2008	79,736,560	7,974	533,333	53	4,547,613		(3,891,044)	664,596
Net Loss							-	-
Balance as of October 31, 2008	79,736,560	$ 7,974	$ 533,333	$ 53	$ 4,547,613		$ (3,890,552)	$ 665,088
Impairment Loss							$ (953,571)	$ (953,571)
Balance as of January 31, 2009	79,736,560	$ 7,974	$ 533,333	$ 53	$ 4,547,613		$ (4,844,124)	$ (288,483)

See accompanying notes to financial statements

TECTON CORPORATION
 (An exploration stage company)
 STATEMENTS OF CASH FLOWS
(Stated in US dollars)

			January 19, 2006
			(inception)
			through
	January 31,		January 31,
	2009	2008	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$ (1,467,460)	$ (3,250,888)	$ (4,844,124)
Depreciation	3,942	7,351	11,293
Loss on disposal of fixed assets	23,532		23,532
Common stock for services		100,000	100,000
Common stock issued for finder's fees		237,500	237,500
Common stock for mineral and property rights		350,000	350,000
Bank overdraft		(2,345)
Prepaid expenses	57,692	(57,692)	-
Accounts payable and accrued expenses	(8,262)	101,275	187,104
Net Cash Used in Operating Activities	(1,390,556)	(2,514,799)	(3,934,695)
CASH FLOWS USED IN INVESTING ACTIVITIES
Loans, impairment loss related parties	(953,080)	(953,080)	-
Purchase equipment	-	(34,824)	(34,824)
Net Cash Used in Investing Activities	(953,080)	(987,904)	(34,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	410,075	3,208,326	3,644,141
Proceeds from sale of common stock granted after year end	114,000	110,000	224,000
Advances from related parties	(100,000)	197,778	101,378
Net Cash Provided by Financing Activates	424,075	3,516,104	3,969,519
Net increase (decrease) in cash and cash equivalents	(13,401)	254,887	-
Cash and cash equivalents, beginning of period	13,401	-	-
Cash and cash equivalents, end of period	$ -	$ 254,887	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-cash transactions:
Forgiveness of debt and accrued interest, shareholder	$ -	$ -	$ -

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company, as defined by Statement of Financial Accounting Standards No. 7 ("SFAS 7"). As of January 31, 2008, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through January 31, 2009, the Company has accumulated losses of $4,488,124.

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

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under Financial Accounting Standard No. 128, "Earnings Per Share" (SFAS 128). Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to January 31, 2009, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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
JANUARY 31, 2009

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of January 31, 2009 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation cost are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model. As of January 31, 2011, the Company has not issued any awards that qualify as stock based compensation.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to January 31, 2009, the Company incurred losses of $4,844,124. The Company has no assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE C – MINERAL PROPERTY AND EXPLORATION COSTS

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

NOTE D – DISCONTINUED OPERATIONS

On June 1, 2008, the board elected to discontinue the mining operations due to increasing costs with no discoveries.  The operating assets of the company were written off and divested.  Contracts were cancelled and settled.  All rights to mining properties were relinquished.

Summarized operating results for discontinued operations are as follows:

	2009	2008	2009

Revenues	$-	$-	$-
General and administrative	279,770	910,439	1,312,718
Mineral Property and Exploration costs	163,030	2,107,128	2,273,425
Loss on asset disposal	23,532	-	23,532

Loss on discontinued operations	$(466,332)	$(3,017,567)	$3,609,675

Summary of assets and liabilities of discontinued operations is as follows:

       January 31,

	2009	2008

Accounts payable	$124,576	$107,224
Accrued expenses	-	47,000

	$124,576	$154,224

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended January 31, 2009, the Company's significant shareholders had advanced funds to the Company for working capital purposes. Total amount due to related parties was $101,378 as of January 31, 2009. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

The Company has loaned Hemis Corporation (the Company’s CEO was also Hemis Corporation’s CEO) $953,079. The loan is non-interest bearing.   Management believes this is not collectible and the company is recognizing an impairment loss for the entire amount on this asset

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE F – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $4,844,124 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will expire after the year ended January 31, 2028.

The components of the net deferred tax asset at January 31, 2009 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Losses	$ 4,844,124
Statutory Tax Rate	35%
Effective Tax Rate	–
Deferred Tax Asset	1,695,443
Valuation Allowance	(1,695,443)
Net Deferred Tax Asset	$ –

NOTE G – COMMITMENTS AND CONTINGENCIES

The Company entered into management agreements on December 2, 2006 and November 6, 2007. Pursuant to the agreements, the Company is obligated to pay management fees of $20,000 a month to directors of the Company. The Company also entered into various consulting agreement on December 22, 2006. All agreements have been terminated,

The Company entered into an independent consulting agreement with Hudson Capital Corp. on February 1, 2007 pursuant to which the Company is obligated to pay a consulting fee of $5,000 a month to Hudson Capital Corp. in addition to issuing 1,000,000 common shares at a price of $0.10 per share. The shares were issued on February 5, 2007.

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

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE G – COMMITMENTS AND CONTINGENCIES (continued)

The Company has signed a service agreement with CSM Corporate Support Management that commenced November 20, 2007 whereby CSM Corporate Support Management will provide organization, setup and support of the administration, human resources logistics, support and mentoring of shareholders and management of ongoing projects. CSM Corporate Support Management is paid a basic fee for services of $10,000 per month as well as a project fee of $2,000 per month. This agreement was terminated.

On November 6, 2007 the Company entered into a management agreement with Clive Massey pursuant to which Mr. Massey agrees to act as ”Vice President-Corporate Development” in exchange for remuneration of CDN$4,000 (US$4,066) per month. In addition, Mr. Massey was entitled to receive a bonus of up to 2,250,000 common shares upon the achievement of certain events, as agreed between the parties. The term of the agreement is from November 06, 2007 until November 01, 2009 and the agreement is terminable by either party upon 14 days notice to the other.  This agreement was terminated.

All agreements have terminated or expired and have been accounted for in the financial statements.

NOTE H – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of Janaury 31, 2009, the issuance of these shares had not yet been approved by the Board. The company has been unable to issue these shares and at January 31, 2009 considers this common stock issuable and has recorded it in the equity section..  At January 31, 2008, a subscription received for $110,000 was included on the balance sheet as a “Common Stock Deposit”.These issuances were exempt from registration pursuant to Regulation S of the Securities Act.

NOTE I – SUBSEQUENT EVENTS

Subsequent to January 31, 2009:

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended January 31, 2008 have been included in this annual report in reliance upon Peterson Sullivan PLLC, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

On January 16, 2013, the Company advised Peterson Sullivan that it was dismissed as the company’s principal independent registered public accounting firm and engaged DKM Certified Public Accountants of Clearwater, Florida, as its new registered independent public accounting firm.  Our audited financial statements for the fiscal year ended January 31, 2009 have been included in this annual report in reliance upon DKM Certified Public Accountants, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

Item 9A. Controls and Procedures

Evaluation Of Disclosure Controls And Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the    design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

Management's Annual Report On Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, for the Company.

Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Management recognizes that there are inherent limitations in the effectiveness of any system of internal control, and accordingly, even effective internal control can provide only reasonable assurance with respect to financial statement preparation and may not prevent or detect material misstatements. In addition, effective internal control at a point in time may become ineffective in future periods because of changes in conditions or due to deterioration in the degree of compliance with our established policies and procedures.

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2012, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

The following material weaknesses were noted in the past:

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

Management failed to file this Form 10-K in a timely manner.

Changes In Internal Controls Over Financial Reporting

With the change in control, the new management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Our bylaws allow the number of directors to be fixed by the Board of Directors. Our Board of Directors has fixed the number of directors at three.

Our current directors and officers are as follows:

Name	Age	Position
Micah Eldred	45	Director, President, Chief Executive Officer
Carl Dilley	57	Director and Vice President
Christine Zitman	44	Director Chief Financial Officer Secretary and Treasurer

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

Micah Eldred has served as Chief Executive Officer (“CEO”) of Endeavour Cooperative Partners, LLC, and its subsidiaries, Spartan Securities Group, Ltd., Island Capital Management, LLC, and Endeavour Insurance Partners, LLC, for over ten (10) years.  Mr. Eldred holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan.

Carl Dilley has served as president of Island Stock Transfer, a subsidiary of Island Capital Management, LLC, from 2003 to present and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. He is also an employee of Spartan Securities Group and holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama.

Christine Zitman has served as Chief Financial Officer of the Endeavour Cooperative Partners, LLC and its subsidiaries since joining the company in March of 2006. Christine is responsible for oversight of day to day financial operations including but not limited to providing timely, accurate, and compliant financial data.  She is responsible for all financial reporting functions of Endeavour and its subsidiaries. She is also involved in the marketing process to increase our client base for the various companies. Christine received a Bachelor of Science in Accounting from St Francis College in New York City in 1994.

During the past ten (10) years there have been no legal proceedings material to an evaluation of the ability or integrity of Mr. Eldred, Mr. Dilley, nor Ms. Zitman.

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

•

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

•

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

•

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

•

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

Item 11. Executive Compensation

There was no executive compensation paid in the last completed fiscal year.  The following is for the preceding two fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary	Bonus	Stock Awards	Option Awards	Non-Equity Incentive Plan Compensation	Nonqualified Deferred Compensation Earnings	All Other Compensation	Total
		($)	($)	($)	($)		($)	($)	($)
Norman Meier (1)	2008(3)	-	-	-	-	-	-	-	120,000
	2007(3)	120,000	-	-	-	-	-	-	20,000
Bruno Weiss (2)	2008(4)	-	-	-	-	-	-	-	120,000
	2007(34)	120,000	-	-	-	-	-	-	20,000

(1)	Norman Meier was our director, President, Chief Executive Officer and Chief Financial Officer.
(2)	Bruno Weiss was our director and former Chief Financial Officer.
(3)	For the period from January 31, 2007 to January 31, 2008.
(4)	For the period from January 19, 2008 to January 31, 2009.

We made no grants of stock options or stock appreciation rights since our inception to January 31, 2009.

Employment and Consulting Agreements

The company currently has no employment or consulting agreements in place,

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2009.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of  by: (i) each of our former directors and (ii) each of our named former executive officers. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	NormanMeier (1)	12,679,750 (2)	15.90%
	Neuhofstrasse
	8600 Dübendorf, Switzerland
Common	Bruno Weiss (3)	7,518,370	9.43%
	Freudenbergstrasse 26
	9113 Degersheim, Switzerland
Common	Clive Massey (4)	95,000	0.12%
	1065 Groveland Road
	West Vancouver, BC V7S 1Z3
	All Officers and Directors as a Group	20,293,120	25.45%

(1)	Norman Meier was our director, President, Chief Executive Officer and Chief Financial Officer.
(2)	Includes 10,000 shares owned by Noeme Investment Corporation, a company over which Norman Meier has voting and investment control.
(3)	Bruno Weiss is our director and as of May 9, 2008, our former Chief Financial Officer.
(4)	Clive Massey was our Vice President Corporate Development.

Item 13. Certain Relationships, Related Transactions and Director Independence

On July 24, 2007 we entered into a services agreement with Mineralogics Corporation pursuant to which Mineralogics provided us with exploration office facilities, oversees our mineral property acquisition and development activities and provided us with administrative services. In exchange for these services, we paid Mineralogics an initial set up fee of $50,000 and a monthly service fee of $7,500. The term of the agreement was from August 1, 2007 until August 1, 2010 and could be terminated by either party upon giving 30 days written notice. As of January 31, 2008 we paid $80,000 and accrued $22,500 to Mineralogics in fees. Mineralogics terminated the agreement with notice to us effective March 1, 2008. Norman Meier, our former President, CEO, CFO and director, is the principal shareholder of Mineralogics. Douglas Oliver, our former Chief Operating Officer, is the President of Mineralogics.

During the period ended January 31, 2008, we loaned $953,079 to Hemis Corporation, our previous parent company. The loan is not interest bearing and due on demand. Norman Meier, President, CEO, CFO and director, is also a director, significant shareholder, and the President and CEO of Hemis. Bruno Weiss, our director and our former Chief Financial Officer, is also a director, the Chief Financial Officer and significant shareholder of Hemis.  The company believes this money to be uncollectible and has recorded an impairment loss for the year ended January 31, 2009,

During the period ended January 31, 2008, our significant shareholders advanced funds to us for working capital purposes. Total amount due to related parties was $201,378 as of January 31, 2008, comprised of $2,500 from Bruno Weiss and $198,878 from Norman Meier. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.  During the year ended January 31, 2009 the company the company repaid $100,000. and the total amount due to related parties as of January 31, 2009 was $101,378.

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors,and any other fees billed for other services rendered by DKM Certified Public Accountants and Peterson Sullivan PLLC during these periods. All fees are paid by US dollars.

	Year Ended January 31, 2009	Year Ended January 31, 2008
Audit fees	$7,000	$13,726
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$7,000	$13,726

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year 2009.

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

                      TECTON CORPORATION

(Registrant)

Date: February 12, 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 12, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 31.1

CERTIFICATION PURSUANT TO

RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Micah Eldred, as Chief Executive officer, and Christine Zitman, as Chief Financial Officer, of Tecton Corporation, certifies that:

1.	I have reviewed this quarterly report on Form 10-K of Tecton Corporation;

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

Date: February 12, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-K for the year ended January 31, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: February 12, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer