Form 10-K/A
period 2009-01-31
TECTON CORP
filed 2013-02-13
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2009 (the “10-K”), is to restate the balance sheet for a typographical error.  Our disclosure stated that a note receivable had been impaired but the amount remained on the balance sheet.

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the original 10-K.

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

Before we can commence the production phase we will need to submit an application to commence mining operations with the Saskatchewan Environment and Resource Management office. This application is subject to review by a project committee, and the committee will ultimately advise the government as to whether our application should be approved or rejected. This process may involve steps such as consulting public and other interested parties for comments or requesting of additional information from us. The length of time and cost of this process is dependent upon, among other factors, the size of the proposed mining operation.

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

/S/ PETERSON SULLIVAN PLLC

May 12, 2008

Seattle, Washington

TECTON CORPORATION

(An exploration stage company)

BALANCE SHEETS

	January 31,	January 31,
	2009	2008
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ 13,401
Prepaid consulting fees and other	-	57,692
Loans receivable, related party	-	953,079
Total Current Assets	-	1,024,172

Capital Assets	-	27,474

TOTAL ASSETS	$ -	$ 1,051,646

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 41,143
Liabilities from discontinued operations	124,576	154,224
Common Stock Deposit	-	110,000
Advances from related parties	101,378	201,378
Total Current Liabilities	288,483	506,745

TOTAL LIABILITIES	288,483	506,745

Stockholders' Equity
Preferred stock: 20,000,000 authorized; $0.0001 par value, 0 and 0 outstanding	-	-
Common stock: 80,000,000 authorized; $0.0001 par value ; 79,736,560 shares and 78,245,810 issued and outstanding	7,974	7,825
Common stock issuable; 533,333 shares and 80,000 shares	53	8
Additional paid in capital	4,547,613	3,913,733
Accumulated deficit during development stage	(4,844,124)	(3,376,665)
Total Stockholders' Deficit	(288,483)	544,901
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ 1,051,646

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
STATEMENTS OF LOSSES
For the Years Ended January 31, 2009 and 2008, and
For the Period from January 19, 2006 (Date of Inception) to January 31, 2009

			January 19, 2006
	For the Years Ended		(inception)
	January 31,		January 31,
	2009	2008	2009
Revenues	$ -	-	$ -
Operating Expenses
Professional	-	-	-
General and administrative	47,557	233,321	280,878
Mineral property and exploration costs	-	-	-
Total operating expenses	47,557	233,321	280 ,878
Net loss from operations	(47,557)	(233,321)	(280 ,878)
Other income (expense)
Discontinued Operations	(442,800)	(3,017,567)	(3,586,144)
Impairment Loss	(953,571)	-	(953,571)
Loss on Disposition of Assets	(23,532)		(23,532)
Net loss	$ (1,467,460)	$ (3,250,888)	$ (4,844,124)

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

See accompanying notes to financial statements

TECTON CORPORATION
 (An exploration stage company)
 STATEMENTS OF CASH FLOWS
(Stated in US dollars)

			January 19, 2006
			(inception)
			through
	January 31,		January 31,
	2009	2008	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$ (1,467,460)	$ (3,250,888)	$ (4,844,124)
Depreciation	3,942	7,351	11,293
Loss on disposal of fixed assets	23,532	-	23,532
Common stock for services		100,000	100,000
Common stock issued for finder's fees		237,500	237,500
Common stock for mineral and property rights		350,000	350,000
Bank overdraft		(2,345)	-
Prepaid expenses	57,692	(57,692)	-
Accounts payable and accrued expenses	(8,262)	101,275	187,104
Net Cash Used in Operating Activities	(1,390,556)	(2,514,799)	(3,934,695)
CASH FLOWS USED IN INVESTING ACTIVITIES
Loans, impairment loss related parties	953,080	(953,080)	-
Purchase equipment	-	(34,824)	(34,824)
Net Cash Used in Investing Activities	953,080	(987,904)	(34,824)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	410,075	3,208,326	3,644,141
Proceeds from sale of common stock granted after year end	114,000	110,000	224,000
Advances from related parties	(100,000)	197,778	101,378
Net Cash Provided by Financing Activates	424,075	3,516,104	3,969,519
Net increase (decrease) in cash and cash equivalents	(13,401)	13,401	-
Cash and cash equivalents, beginning of period	13,401	-	-
Cash and cash equivalents, end of period	$ -	$ 13,401	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -	$ -
Cash paid for taxes	$ -	$ -	$ -

Non-cash transactions:
Forgiveness of debt and accrued interest, shareholder	$ -	$ -	$ -

See accompanying notes to financial statements

TECTON CORPORATION
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company. As of January 31, 2008, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through January 31, 2009, the Company has accumulated losses of $4,488,124.

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
(An exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2009

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Losses) Per Common Share

The Company computes earnings per share by dividing net loss by weighted average number of common stock and dilutive common stock. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to January 31, 2009, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Stock Based Compensation

Stock based compensation cost s are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model. As of January 31, 2009, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2009 through the date these financial statements were issued.

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

Summarized operating results for discontinued operations are as follows:

	2009	2008	Cumulative

Revenues	$-	$-	$-
General and administrative	279,770	910,439	1,312,718
Mineral Property and Exploration costs	163,030	2,107,128	2,273,425
Loss on asset disposal	23,532	-	23,532

Loss on discontinued operations	$(466,332)	$(3,017,567)	$3,609,675

Summary of assets and liabilities of discontinued operations is as follows:

       January 31,

	2009	2008

Accounts payable	$124,576	$107,224
Accrued expenses	-	47,000

	$124,576	$154,224

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

NOTE J – AMENDMENT

These financial statements have been restated to correct a typographical error on the balance sheet.  A note receivable was reported at full value although the Statement of Operations and the disclosure reported an impairment on the note.

	As reported	As Restated	Difference
Note Receivable	$ 953,0799	$ -	$ (953,079)
Total assets	$ 953,079	$ -	$ (953,079)

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, and any other fees billed for other services rendered by DKM Certified Public Accountants and Peterson Sullivan PLLC during these periods. All fees are paid by US dollars.

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

                      TECTON CORPORATION

(Registrant)

Date: February 13, 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 13, 2013

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

Date: February 13, 2013

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

Date: February 13, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer