Form 10-Q
period 2009-04-30
TECTON CORP
filed 2013-02-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2009

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

As of February 12, 2013 the registrant had 79,736,560 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

April 30, 2009

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

TECTON CORPORATION

(Formerly An Exploration Stage Company)

BALANCE SHEETS

	April 30,	January 31,
	2009	2009
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 62,529
Liabilities from discontinued operations	124,576	124,576
Advances from related parties	101,378	101,378
Total Current Liabilities	288,483	288,483

TOTAL LIABILITIES	288,483	288,483

Stockholders' Deficit
Common stock: 80,000,000 authorized; $0.0001 par value 79,736,560 shares issued outstanding	7,974	7,974
Common stock issuable; 533,333 shares	53	53
Additional paid in capital	4,547,613	4,547,613
Accumulated deficit	(4,844,124)	(4,844,124)
Total Stockholders' Deficit	(288,483)	(288,483)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

(Formerly An Exploration Stage Company)

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 30,
	2009	2008
	(Unaudited)	(Audited)
Revenues	$ -	-
Operating Expenses
General and administrative	-	47,556
Total operating expenses	-	47,556
Net loss from operations	-	(47,556)
Other income (expense)
Loss from discontinued operations	-	(331,434)
Net Income	$ -	$ (378,990)

Basic and diluted loss per share	$ -	$ (0.00)
Weighted average number of shares outstanding	79,736,560	79,365,796

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

(Formerly An Exploration Stage Company)

STATEMENTS OF CASH FLOWS

 (Unaudited)

	April 30,
	2009	2008
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$ -	$ (378,990)
Depreciation	-	1,971
Prepaid consulting	-	52,000
Accounts payable and accrued expenses	-	(80,433)
Net Cash Used in Operating Activities	-	(405,452)
CASH FLOWS FROM INVESTING ACTIVITIES:		-
Net Cash Used in Investing Activities	-	-
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	410,075
Proceeds from sale of common stock granted after year end	-	114,000
Advances from related parties	-	(100,000)
Net Cash Provided by Financing Activates	-	424,075
Net increase (decrease) in cash and cash equivalents	-	18,623
Cash and cash equivalents, beginning of period	-	13,401
Cash and cash equivalents, end of period	$ -	$ 32,024

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

(Formerly An Exploration Stage Company)

NOTES TO FINANCIAL STATEMENTS

April 30, 2009

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Tecton Corporation (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 1, 2006.  Since the company has not commenced significant operations it was considered an exploration stage company.  The Company had been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register claims in the Company’s name.  The company discontinued operations on or about June, 2008 and has incurred losses of $4,844,124 since inception through April 30, 2009.  The company was formerly an exploration stage company but is no longer reporting as such.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). Through April 30, 2009, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

TECTON CORPORATION
(Formerly An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
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

Stock Based Compensation

The Company accounts for stock based compensation in accordance with SFAS 123 (R) "Share Based Payment," which requires measurement of compensation cost for all stock based awards at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company intends to determine the fair value of awards using the Black - Scholes valuation model. As of April 30, 2009, the Company has not issued any awards that qualify as stock based compensation.

TECTON CORPORATION
(Formerly An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
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

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period ended April 30, 2009 the Company has incurred total losses of $4,844,124.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended April 30, 2009, the Company's significant shareholders had advanced funds to the Company for working capital purposes. Total amount due to related parties was $101,378 as of April 30, 2009 and 2008. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE D – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of April 30, 2008, the issuance of these shares had not yet been approved by the Board therefore they are stated in the balance sheet for the three months ended April 30, 2008 as a “Common Stock Deposit”. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The company was unable to issue these shares and at April 30, 2009 considers this common stock issuable and has recorded it in the equity section.

TECTON CORPORATION
(Formerly An Exploration Stage Company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2009
(Unaudited)

 NOTE E – DISCONTINUED OPERATIONS

The company discontinued operations on or about June 1, 2008. The financial statements have been adjusted to reflect the discontinued operations.

Summary of results of discontinued operations is as follows:

	For the three months ended April 30,
	2009	2008
Revenue	$0	$0
General and administrative	0	213,304
Loss from discontinued operations	0	118,130
Loss on disposal of assets	0	-
Net (Loss)	$0	$(331,434)

Summary of assets and liabilities of discontinued operations is as follows:

There are no assets from discontinued operations. The liabilities from discontinued operations are $124,576 for the three months ended April 30, 2009 and 2008.

NOTE F– SUBSEQUENT EVENTS

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

We were engaged in the acquisition, exploration and development of mineral properties since our inception. We are an exploration stage company. As of the date of this report we have discontinued all exploration and development operations.

The company is considering alternatives to increase shareholder value but have not entered into any definitive agreements.

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to April 30, 2009 we have not earned any revenues. We have no operations or plans in place to earn any revenues at this time.

Expenses

We incurred no general and administrative costs during the period.  During the same period in 2008, expenses  consisted primarily of accounting and legal fees, filings fees, bank charges, consulting and management fees, payroll, investor relations fees, marketing expenses, office and telephone expenses.

Expenses for discontinued operations were $0 for the current period and $331,434 for the same period in 2008.

Net Losses

From January 19, 2006 (date of inception) to April 30, 2009, we incurred net losses of $4,844,124.

Liquidity and Capital Resources

As of April 30, 2009, we had no cash and no operations.

This raises substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion on our audited financial statements as of January 31, 2009. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Since we were unable to obtain additional financing from outside sources and produce enough revenues, we ceased our operations.

Research and Development

From January 19, 2006 (inception) to April 30, 2009 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2009, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

No significant changes have been made to our internal control over financial reporting during our last fiscal quarter in connection with the results of Management’s report included in the Form 10-K filed with the Securities and Exchange Commission on February 11, 2013. Management is addressing the material weaknesses disclosed in the Form 10-K and intends to report on changes made after the year end assessment is complete.

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

We have not made any previously unreported sales for the three months ended April 30, 2009.

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

Tecton Corporation
(Registrant)

Date: February 14, 2013	/s/ Christine Zitman
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

Date: February 14, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-Q for the period ended April 30, 2009, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: February 14, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer