Form 10-K
period 2010-01-31
TECTON CORP
filed 2013-02-20
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 7, 2013 (Our common stock began to trade on the OTC Bulletin Board on August 3, 2007): $0

Number of common shares outstanding at February 15, 2013: 79,736,560

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

The company discontinued operations on or about June, 2008 and has incurred losses of $4,488,124 since inception January 19, 2006 through January 31, 2010.

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

On May 30, 2007, we entered into an agreement with GeoXplor Corp. whereby we acquired an option to acquire a 100% interest in certain mining properties, located in San Juan County, Utah. In May, 2008 the option expired.

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

Our Business

We were engaged in the acquisition of uranium properties that are either past producers or have been the subject of prior work programs and/or contain historic resources. We are no longer an exploration stage company.  The following activities were terminated in the prior year ended January 31, 2009.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 15500 Roosevelt Bld, Suite 301, Clearwater, FL 33760.

The mineral properties that the company had interest in during the prior year ended January 31, 2009 are described below.

Ace of Spades

We acquired this project from David Anthony Zamida on December 20, 2006 for a final purchase price of $3,267. No formal agreement was ever entered into; we only have a receipt of purchase as proof of our interest in this property. We planned to option this property to another mining company within the next 12 months.

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

Firefly Property

The Firefly Property is situated in south central Utah in the center of the La Sal mineral trend. The Firefly Property is comprised of 213 unpatented mining claims. Future plans for Firefly included advancing the project to a 43-101 compliant standard as well as initiation of an aggressive three to four year exploration program so as to properly exploit Firefly’s real potential as a future uranium producer.

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

Wapata Lake Property

Wapata Lake is located in the Athabasca basin; the property consists of 633,192 acres. The Athabasca basin has been home to some of the richest uranium deposits in the world and covers an area of some 100,000 miles. We planned to advance this project by way of a joint venture and are presently conducting a search for an appropriate partner.

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

Item 3. Legal Proceedings

As of February 15, 2013, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

The Company had no active mines at January 31, 2010.

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

Period	High	Low
	($)	($)
August 3, 2008 – October 31, 2008	1.50	1.01
November 1, 2008 – January 31, 2009	2.50	1.30
February 1, 2009 – April 30, 2009	1.40	0.20
May 21, 2009 – July 31, 2009	0.23	0.01
August 1, 2009 – October 31, 2009	0.01	0.00
November 1, 2009 – January 31, 2010	0.00	0.00

Holders
As of February 15, 2013, there were 364 holders of record of our common stock.

Dividends
Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of February 15, 2013 no cash dividends have been declared.

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

Equity Compensation Plans

As of February 15, 2013, we did not have any equity compensation plans.

Recent Sales of Unregistered Securities

Since inception on January 19, 2006 until March 25, 2008, we have completed the following sales of unregistered securities, not including shares registered on the Registration Statement on form SB-2 which was declared effective by the SEC on April 17, 2007.

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

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of January 31, 2010, the issuance of these shares had not yet been approved by the Board. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The company was unable to issue these shares and at January 31, 2010 and 2009, considers this common stock issuable.

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

Item 7. Management's Discussion and Analysis or Plan of Operation

We were formerly an exploration stage company with limited operations and no revenues from our business operations. Our auditors have issued a going concern opinion. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional financing to fund our operations.

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

Results of Operations

Discontinued Operations

For the year ended January 31, 2009 compared to the year ended January 31, 2010 there were $47,557 of operating expenses compared to $0.  Operating expenses in the prior year were accounting, legal and filing fees associated with being a public company.

The discontinued operations expenses were $442,800 for January 31, 2009 compared to $0 for January 31, 2010.  These were all expenses related to the company’s mining and exploration operations that ceased during that year.

The net results of operations of Tecton Corporation with discontinued operations and impairment and disposition losses was $1,467,460 for the year ended January 31, 2009 as compared to a loss of $0 for the year ended January 31, 2010.

Continuing Operations

The company expects to incur accounting, auditing and transfer agency fees moving forward.  As of February 15, 2013 there has been no revenue or operating income.  The board of directors and management are investigating and pursuing various alternatives to increase shareholder value.  As of February 15, 2013 there have been no definitive agreements in this regard.

Liquidity and Capital Resources

As of January 31, 2010 we had no cash or assets.

Our net loss of $4,488,124 from January 19, 2006 (date of inception) to January 31, 2010 was funded by a combination of our equity and debt financing.

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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk

Not Applicable.

Item 8. Financial Statements and Supplementary Data

TECTON CORPORATION
(Formerly an exploration stage company)

FINANCIAL STATEMENTS

JANUARY 31, 2010

TECTON CORPORATION
(Formerly an exploration stage company)

Index to Financial Statements

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tecton Corporation

We have audited the accompanying balance sheet of Tecton Corporation (a development stage company) as of January 31, 2010 and 2009, and the related statement of operations, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecton Corporation, Inc. as of January 31, 2010 and 2009, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 20, 2013

      TECTON CORPORATION

(Formerly an exploration stage company)

BALANCE SHEETS

	January 31,	January 31,
	2010	2009
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Prepaid consulting fees and other	-	-
Loans receivable, related party	-	-
Total Current Assets	-	-

Capital Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 62,529
Liabilities from discontinued operations	124,576	124,576
Common Stock Deposit	-	-
Advances from related parties	101,379	101,379
Total Current Liabilities	288,484	288,484

TOTAL LIABILITIES	288,484	288,484

Stockholders' Deficit
Preferred stock: 20,000,000 authorized; $0.0001 par value, 0 and 0 outstanding	-	-
Common stock: 80,000,000 authorized; $0.0001 par value; 79,736,560 shares issued and outstanding	7,974	7,974
Common stock issuable; 533,333 shares	53	53
Additional paid in capital	4,547,613	4,547,613
Accumulated deficit	(4,844,124)	(4,844,124)
Total Stockholders' Deficit	(288,484)	(288,484)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to financial statements

TECTON CORPORATION
(Formerly an exploration stage company)
STATEMENTS OF LOSSES
For the Years Ended January 31, 2010 and 2009

	For the Years Ended
	January 31,
	2010	2009
Revenues	$ -	-
Operating Expenses
Professional	-	-
General and administrative	-	47,556
Mineral property and exploration costs	-	-
Total operating expenses	-	47,556
Net loss from operations	-	(47,556)
Other income (expense)
Discontinued Operations	-	(442,800)
Impairment Loss	-	(953,571)
Loss on Disposition of Assets	-	(23,532)
Net Income	$ -	$ (1,467,459)

Basic and diluted loss per share	$ -	$ (0.02)

Weighted average number of shares outstanding	79,736,560	79,632,127

See accompanying notes to financial statements

TECTON CORPORATION
(Formerly an exploration stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIENCY

			Common Stock		Additional
	Common Stock		Issuable		Paid in	Com Stock	Accumulated
	Shares	Amount	Shares	Amount	Capital	Subscription	Deficit	Total
Balance as of January 19, 2006 (Inception)	1,000,000	$ 100			$ -		$ -	$ 100
Shares cancelled 12/01/06	(1,000,000)	(100)						(100)
Shares issued to investors pursuant to								-
dividend paid 12/01/06 @$0.0001	198,010	20						20
Shares issued for cash 12/02/06 @$0.0001	49,000,000	4,900						4,900
Shares issued for cash 12/10/06 @$0.0001	5,220,000	522			4,698			5,220
Shares issued for cash 12/18/06 @$0.0001	2,520,000	252			24,948			25,200
Shares issuable for cash 12/06 @ .10			4,000		400			400
Shares issuable for cash 1/07 @ .10			100,000	10	9,990			10,000
Common stock subscription						(20,000)		(20,000)
Net loss							(125,777)	(125,777)
Balance as of January 31, 2007	56,938,010	5,694	104,000	10	40,036	(20,000)	(125,777)	(100,037)
Shares issued 2/2/07 @$0.01	104,000	10	(104,000)	(10)
Shares issued for PPM 2/1/07 @$0.10	5,500,000	550			494,450			495,000
Subscriptions received 2/2/07						20,000		20,000
Shares issued for consulting 2/5/07 @$0.10	1,000,000	100			99,900			100,000
Shares issued for min/exp costs 2/9/07 @$0.10	3,000,000	300			299,700			300,000
Shares issued for cash 2/16/07 @$0.25 net	580,000	58			131,442			131,500
Shares issued for cash 3/12/07 @$0.25 net	4,424,000	442			994,508			994,950
Shares issued for cash 3/27/07 @$0.25 net	488,000	49			110,276			110,325
Shares issued for cash 4/12/07 @$0.25 net	490,600	49			110,995			111,044
Shares issuable for cash 2/2007 @$0.25 net			100,000	10	22,490			22,500
Shares issuable for cash 4/2007 @$0.25 net			640,000	64	144,703			144,767
Shares issuable for cash 5/2007 @$0.25 net			400,000	40	89,960			90,000
Shares issued in May and June 2007	1,140,000	114	(1,140,000)	(114)
Shares issued for cash 5/26/07 @$0.25 net	20,000	2			4,998			5,000
Shares issued for cash 6/7/07 @$0.25 net	200,000	20			49,980			50,000
Shares issued for cash 6/7/07 @$0.25 net	100,000	10			24,990			25,000
Shares issued for cash 7/2007 @$0.25 net	2,494,000	250			615,750			616,000
Shares issued for cash 7/2007 @$0.25 net	802,000	80			180,420			180,500
Shares issuable for cash 7/2007 @$0.25 net			870,000	87	217,413			217,500
Shares issued August & September 2007	870,000	87	(870,000)	(87)
Shares issued to investors pursuant to dividend paid @ $1.20	200				240			240
Shares issued for finders fee 11/20/07 @$2.50	95,000	10			237,490			237,500
Shares issuable for cash 1/2008 @$0.55			80,000	8	43,992			44,000
Net loss							(3,250,888)	(3,250,888)
Balance as of January 31, 2008	78,245,810	7,825	80,000	8	3,913,733	-	(3,376,665)	544,901
Shares issued February 2008	80,000	8	(80,000)	(8)
Shares issued for cash 2/21/08 @$0.25	440,000	44			109,956			110,000
Shares issued for cash 2/21/08 @$0.42	400,000	40			167,960			168,000
Shares issued for cash 2/25/08 @$0.10	240,750	24			24,051			24,075
Shares issued for cash 3/12/08 @$0.42	150,000	15			62,985			63,000
Shares issued for cash 3/25/08 @$0.25	180,000	18			44,982			45,000
Shares issuable for debt 5/08			533,333	53	223,947			224,000
Net Loss							(1,467,459)	(1,467,459)
Balance as of January 31, 2009	79,736,560	$ 7,974	$ 533,333	53	$ 4,547,613		$ (4,844,124)	$ (288,484)
Net Loss							-	-
Balance as of January 31, 2010	79,736,560	$7,974	$ 533,333	53	$4,547,613		$ (4,844,124)	$ (288,484)

See accompanying notes to financial statements

TECTON CORPORATION
 (Formerly an exploration stage company)
 STATEMENTS OF CASH FLOWS

	January 31,
	2010	2009
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$ -	$ (1,467,459)
Depreciation	-	3,942
Loans, impairment loss related parties	-	953,080
Loss on disposal of fixed assets	-	23,532
Prepaid expenses	-	57,692
Accounts payable and accrued expenses	-	(8,263)
Net Cash Used in Operating Activities	-	(437,476)
CASH FLOWS USED IN INVESTING ACTIVITIES
Advances from related parties	-	(100,000)
Net Cash Used in Investing Activities	-	(100,000)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	410,075
Proceeds from sale of common stock granted after year end	-	114,000
Net increase (decrease) in cash and cash equivalents	-	524,075

Cash and cash equivalents, beginning of period	-	(13,401)
Cash and cash equivalents, end of period	$ -	$ 13,401

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
Forgiveness of debt and accrued interest, shareholder	$ -	$ -

See accompanying notes to financial statements

TECTON CORPORATION
(Formerly an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

Business and Basis of Presentation

Tecton Corporation (the "Company") was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 01, 2006. Since the Company has not commenced significant operations it is considered an exploration stage Company. As of January 31, 2008, the Company had entered into an agreement to acquire a mineral claim with unknown reserves. To date the Company has generated no revenues, has incurred expenses, and has sustained losses. Consequently, its operations are subject to all risks inherent in the establishment of a new business enterprise. The Company has been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register certain mineral claims in the Company's name. For the period from inception through January 31, 2010, the Company has accumulated losses of $4,488,124.

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
(Formerly an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to January 31, 2010, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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
(Formerly an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of January 31, 2010 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation cost are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model. As of January 31, 2010, the Company has not issued any awards that qualify as stock based compensation.

TECTON CORPORATION
(Formerly an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2010 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to January 31, 2010, the Company incurred losses of $4,844,124. The Company has no assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

TECTON CORPORATION
(Formerly an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE C – DISCONTINUED OPERATIONS

On June 1, 2008, the board elected to discontinue the mining operations due to increasing costs with no discoveries.  The operating assets of the company were written off and divested.  Contracts were cancelled and settled.  All rights to mining properties were relinquished.

Summarized operating results for discontinued operations are as follows:

January 31,

	2010	2009

Revenues	$-	$-
General and administrative	-	279,770
Mineral Property and Exploration costs	-	163,030
Loss on asset disposal	-	23,532

Loss on discontinued operations	$-	$466,332

Summary of assets and liabilities of discontinued operations is as follows:

       January 31,

	2010	2009

Accounts payable	$124,576	$124,576

	$124,576	$124,576

NOTE D – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended January 31, 2009, the Company's significant shareholders had advanced funds to the Company for working capital purposes. Total amount due to related parties was $101,379 as of January 31, 2010. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

The Company has loaned Hemis Corporation (the Company’s CEO was also Hemis Corporation’s CEO) $953,571. The loan is non-interest bearing.   Management believes this is not collectible and in the year ended January 31, 2009, the company is recognized an impairment loss for the entire amount on this asset

TECTON CORPORATION
(Formerly an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE E – INCOME TAXES

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

The components of the net deferred tax asset at January 31, 2010 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Losses	$ 4,844,124
Statutory Tax Rate	35%
Effective Tax Rate	–
Deferred Tax Asset	1,695,443
Valuation Allowance	(1,695,443)
Net Deferred Tax Asset	$ –

NOTE F – COMMITMENTS AND CONTINGENCIES

The Company signed a service agreement with Mineralogics Corporation to commence August 1, 2007 whereby Mineralogics will provide exploration office facilities, assist with the administration of Tecton’s employees and oversee all of Tecton’s mineral property acquisition and development activities. The Company paid $80,000 and accrued $22,500 to Mineralogics Corporation. On March 01, 2008 this agreement was terminated.

TECTON CORPORATION
(Formerly an exploration stage company)
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2010

NOTE F – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE G – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of January 31, 2009, the issuance of these shares had not yet been approved by the Board. The company has been unable to issue these shares and at January 31, 2010 considers this common stock issuable and has recorded it in the equity section. These issuances were exempt from registration pursuant to Regulation S of the Securities Act.

NOTE I – SUBSEQUENT EVENTS

Subsequent to January 31, 2010:

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended January 31, 2010 and 2009 have been included in this annual report in reliance upon DKM Certified Public Accountants, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

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

Changes In Internal Controls Over Financial Reporting

With the change in control, the new management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses.  There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

?

any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

?

any conviction in a criminal proceeding or being subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

?

being subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

?

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

Item 11. Executive Compensation

There was no executive compensation paid in the two years ended January 31, 2009 and January 31, 2010.

We made no grants of stock options or stock appreciation rights since our inception to January 31, 2010.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2010.

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

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Norman Meier (1)	12,679,750 (2)	15.90%
	Neuhofstrasse
	8600 Dübendorf, Switzerland
Common	Bruno Weiss (3)	7,518,370	9.43%
	Freudenbergstrasse 26
	9113 Degersheim, Switzerland
Common	Clive Massey (4)	95,000	0.12%
	1065 Groveland Road
	West Vancouver, BC V7S 1Z3
	All Officers and Directors as a Group	20,293,120	25.45%

(1)	Norman Meier was our director, President, Chief Executive Officer and Chief Financial Officer.
(2)	Includes 10,000 shares owned by Noeme Investment Corporation, a company over which Norman Meier has voting and investment control.
(3)	Bruno Weiss is our director and as of May 9, 2008, our former Chief Financial Officer.
(4)	Clive Massey was our Vice President Corporate Development.

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

During the period ended January 31, 2008, we loaned $953,079 to Hemis Corporation, our previous parent company. The loan is not interest bearing and due on demand. Norman Meier, President, CEO, CFO and director, is also a director, significant shareholder, and the President and CEO of Hemis. Bruno Weiss, our director and our former Chief Financial Officer, is also a director, the Chief Financial Officer and significant shareholder of Hemis.  The company believes this money to be uncollectible and recorded an impairment loss for the year ended January 31, 2009,

During the period ended January 31, 2008, our significant shareholders advanced funds to us for working capital purposes. Total amount due to related parties was $201,378 as of January 31, 2008, comprised of $2,500 from Bruno Weiss and $198,878 from Norman Meier. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.  During the year ended January 31, 2009 the company the company repaid $100,000. and the total amount due to related parties as of January 31, 2010 and 2009 was $101,378.

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

Item 14. Principal Accountant Fees and Services.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, and any other fees billed for other services rendered by DKM Certified Public Accountants during these periods. All fees are paid by US dollars.

	Year Ended January 31, 2010	Year Ended January 31, 2009
Audit fees	$7,000	$7,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$7,000	$7,000

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year 2010.

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

                      TECTON CORPORATION

(Registrant)

Date: February 20, 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 20, 2013

/s/ Micah Eldred
Micah Eldred
Chief Executive Officer
/s/ Christine Zitman
Christine Zitman
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

Date: February 20, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-K for the year ended January 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: February 20, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer