Form 10-Q
period 2010-07-31
TECTON CORP
filed 2013-02-22
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2010

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

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

UNAUDITED FINANCIAL STATEMENTS

July 31, 2010

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

TECTON CORPORATION

BALANCE SHEETS

	July 31,	January 31,
	2010	2010
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 62,529
Liabilities from discontinued operations	124,576	124,576
Advances from related parties	101,379	101,379
Total Current Liabilities	288,484	288,484

TOTAL LIABILITIES	288,484	288,484

Stockholders' Deficit
Common stock: 80,000,000 authorized; $0.0001 par value 79,736,560 shares issued outstanding	7,974	7,974
Common stock issuable; 533,333 shares	53	53
Additional paid in capital	4,547,613	4,547,613
Accumulated deficit	(4,844,124)	(4,844,124)
Total Stockholders' Deficit	(288,484)	(288,484)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended
July 31,
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

For the six months ended July 31,
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

July 31, 2010

(UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Tecton Corporation (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 1, 2006.  Since the company has not commenced significant operations it was considered an exploration stage company.  The Company had been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register claims in the Company’s name.  The company discontinued operations on or about June, 2008 and has incurred losses of $4,844,124 since inception through July 31, 2010.  The company was formerly an exploration stage company but is no longer reporting as such.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at July 31, 2010 and the result of operations and cash flows for the three months ended July 31, 2010 and 2009 have been made.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). At July 31, 2010, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

TECTON CORPORATION

NOTES TO FINANCIAL STATEMENTS
July 31, 2010
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

Comprehensive Income (Loss)

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of July 31, 2010 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model. As of July 31, 2010, the Company has not issued any awards that qualify as stock based compensation.

TECTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2010 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period ended July 31, 2010 the Company has incurred total losses of $4,844,124. The Company has no assets.  These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended July 31, 2010, the Company's significant shareholders had advanced funds to the Company for working capital purposes. Total amount due to related parties was $101,379 as of July 31, 2010 and 2009. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE D – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act. The company was unable to issue these shares and at July 31, 2010 considers this common stock issuable and has recorded it in the equity section.

TECTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
July 31, 2010
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

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to July 31, 2010 we have not earned any revenues. We have no operations or plans in place to earn any revenues at this time.

Expenses

We incurred no general and administrative costs during the period. During the same period in 2009 we also incurred no general and administrative costs.

Net Losses

From January 19, 2006 (date of inception) to July 31, 2010, we incurred net losses of $4,844,124.

Liquidity and Capital Resources

As of July 31, 2010, we had no cash and no operations.

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

Research and Development

From January 19, 2006 (inception) to July 31, 2010 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2010, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We have not made any previously unreported sales for the three months ended July 31, 2010.

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

Date: February 22, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-Q for the period ended July 31, 2010, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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