Form 10-K/A
period 2011-01-31
TECTON CORP
filed 2013-03-01
CIK 1392902

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2011 (the “10-K”), is to disclose the omission of an OTC market description.

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

Item 4. Mine Safety Disclosures The Company had no active mines at January 31, 2011.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock became quoted on the OTC Bulletin Board and the OTC Markets marketplaces simultaneously in August 2007 , under the trading symbol “TTNC”.  On October 20, 2008 the TTNC quotation was removed from the OTC Bulletin Board , but remains quoted on the OTC Markets marketplace. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board and the OTC Markets securities (“OTC Securities”) are not listed and traded on the floor of an organized national or regional stock exchange. Instead,  OTC Securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Securities are traditionally stocks of smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares reported to have been transacted on the OTC Markets. The following prices reflect inter-dealer market participant reported transactions, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
February 1, 2009 – April 30, 2009	..0003	..0003
May 1, 2009 – July 31, 2009	..0049	..0003
August 3, 2009 – October 31, 2009	.00 0 4.0004
November 1, 2009 – January 31, 2009	.00 0 4.0003
February 1, 2010 – April 30, 2010	.00 0 5.0003
May 21, 2010 – July 31, 2010	.00 0 45.0005
August 1, 2010 – October 31, 2010	.004	.0005
November 1, 2010 – January 31, 2011	. 003	. 0005

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

•

On December 10, 2006 we issued an aggregate of 5,220,000 shares of common stock to various investors in exchange for cash at $0.001 per share. This issuance was exempt from registration pursuant to Section 4(2) and Regulation S of the Securities Act.

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

                      TECTON CORPORATION

(Registrant)

Date: March 1 , 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 1 , 2013

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

Date: March 1 , 2013

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

Date:   March 1 , 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman
Chief Financial Officer