Form 10-K/A
period 2009-01-31
TECTON CORP
filed 2013-03-05
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 2)

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2009 (the “10-K”), is to disclose the omission of an OTC market description and to update Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the original 10-K.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock became quoted on the OTC Bulletin Board and the OTC Markets marketplaces simultaneously in August 2007, under the trading symbol “ TTNC ”.  On October 20, 2008 the TTNC quotation was removed from the OTC Bulletin Board, but remains quoted on the OTC Markets marketplace. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board and the OTC Markets securities (“OTC Securities”) are not listed and traded on the floor of an organized national or regional stock exchange. Instead,  OTC Securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Securities are traditionally stocks of smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares reported to have been transacted on the OTC Markets. The following prices reflect inter-dealer market participant reported transactions, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
August 3, 2007 – October 31, 2007	1.50	1.01
November 1, 2007 – January 31, 2008	2.50	1.30
February 1, 2008 – April 30, 2008	1.15	..17
May 1, 2008 – July 31, 2008	..20	..01
August 3, 2008 – October 31, 2008	..015	..0005
November 1, 2008 – January 31, 2009	..002	..0003

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

March 5 , 2013

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

                      TECTON CORPORATION

(Registrant)

Date: March 5 , 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 5 , 2013

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

Date: March 5 , 2013

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

Date: March 5 , 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer