Form 10-K/A
period 2010-01-31
TECTON CORP
filed 2013-03-05
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No.1)

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2010 (the “10-K”), is to disclose the omission of an OTC market description, and to update Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

No other changes have been made to the 10-K, and this Amendment has not been updated to reflect events occurring subsequent to the filing of the original 10-K.

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

The following table shows the high and low prices of our common shares reported to have been transacted on the OTC Markets. The following prices reflect inter-dealer market participant reported transactions, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
February 1, 2008 – April 30, 2008	1.15	..17
May 1, 2008 to July 31, 2008	..20	0.01
August 3, 2008 – October 31, 2008	..015	..005
November 1, 2008 – January 31, 2009	..002	..0003
February 1, 2009 – April 30, 2009	..0003	..0003
May 1, 2009 – July 31, 2009	..0049	..0003
August 3, 2009 – October 31, 2009	..0004	..0004
November 1, 2009 – January 31, 2010	..0004	..0003

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