Form 10-K
period 2012-01-31
TECTON CORP
filed 2013-03-08
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

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

Aggregate market value of the voting stock of the registrant held by non-affiliates of the registrant at February 7, 2013 (Our common stock began to trade on the OTC Bulletin Board on August 3, 2007): $0

Number of common shares outstanding at March 8, 2013: 79,736,560

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

The company discontinued operations on or about June, 2008 and has incurred losses of $4,871,733 since inception January 19, 2006 through January 31, 2012.

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

Item 3. Legal Proceedings

As of March 8, 2013, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

Item 4. Mine Safety Disclosures

The Company had no active mines at January 31, 2012.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

Market Information

Our common stock is not traded on any exchange. Our common stock became quoted on the OTC Bulletin Board and the OTC Markets marketplaces simultaneously in August 2007, under the trading symbol “TTNC”.  On October 20, 2008 the TTNC quotation was removed from the OTC Bulletin Board, but remains quoted on the OTC Markets marketplace. The market for our stock is highly volatile. We cannot assure you that there will be a market in the future for our common stock. The OTC Bulletin Board and the OTC Markets securities (“OTC Securities”) are not listed and traded on the floor of an organized national or regional stock exchange. Instead,  OTC Securities transactions are conducted through a telephone and computer network connecting dealers in stocks. OTC Securities are traditionally stocks of smaller companies that do not meet the financial and other listing requirements of a regional or national stock exchange.

The following table shows the high and low prices of our common shares reported to have been transacted on the .and OTC Markets The following prices reflect inter-dealer market participant reported transactions, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
February 1,2010 – April 30,2010	.0005	.0003
May 1, 2010 – July 1, 2001	.0045	.0005
August 3, 2010 – October 31, 2010	.004	.0005
November 1, 2010– January 31, 2011	.003	.0005
February 1, 2011 – April 30, 2011	.025	.001
May 21, 2011 – July 31, 2011	.005	.002
August 1, 2011 – October 31, 2011	.002	.0001
November 1, 2011 – January 31, 2012	.0011	.0002

Holders
As of March 8, 2013, there were 363 holders of record of our common stock.

Dividends
Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of March 8, 2013 no cash dividends have been declared.

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

Equity Compensation Plans

As of March 8, 2013, we did not have any equity compensation plans.

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

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of January 31, 2012, the issuance of these shares had not yet been approved by the Board. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The company was unable to issue these shares and at January 31, 2012 and 2011, considers this common stock issuable.

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

Results of Operations

The company incurred $25,000 in legal fees during the period ended January 31, 2012 for the bankruptcy engagement that was discontinued in April 2012.  There were also licensing and reinstatement fees of $1,809 to bring the corporation current and accounting fees of $800 for a total operating expenses of $27,609.  This resulted in a net loss of $27,609 for the year ended January 31, 2012 compared to $0 for the year ended January 31, 2011.

The company expects to incur additional accounting, auditing and transfer agency fees moving forward.  As of March 8, 2013 there has been no revenue or operating income.  The board of directors and management are investigating and pursuing various alternatives to increase shareholder value.  As of March 8, 2013 there have been no definitive agreements in this regard.

Liquidity and Capital Resources

As of January 31, 2012 , we had no cash or assets.

Our net loss of $4,871,733 from January 19, 2006 (date of inception) to January 31, 2012 was funded by a combination of our equity and debt financing.

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

FINANCIAL STATEMENTS

JANUARY 31, 2012

TECTON CORPORATION

Index to Financial Statements

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tecton Corporation

We have audited the accompanying balance sheets of Tecton Corporation as of January 31, 2012 and 2011, and the related statements of losses, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecton Corporation, Inc. as of January 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

March 8, 2013

      TECTON CORPORATION

BALANCE SHEETS

	January 31,	January 31,
	2012	2011
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
	-	-
	-	-
Total Current Assets	-	-

Capital Assets	-	-

TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 62,529
Liabilities from discontinued operations	124,576	124,576

Advances from related parties	129,988	101,379
Total Current Liabilities	316,093	288,484

TOTAL LIABILITIES	316,093	288,484

Stockholders' Deficit
Preferred stock: 20,000,000 authorized; $0.0001 par value, 0 and 0 outstanding	-	-
Common stock: 80,000,000 authorized; $0.0001 par value; 79,736,560 shares issued and outstanding	7,974	7,974
Common stock issuable; 533,333 shares	53	53
Additional paid in capital	4,547,613	4,547,613
Accumulated deficit	(4,871,733)	(4,844,124)
Total Stockholders' Deficit	(316,093)	(288,484)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

See accompanying notes to financial statements

TECTON CORPORATION
STATEMENTS OF LOSSES
For the Years Ended January 31, 2012 and 2011

	For the Years Ended
	January 31,
	2012	2011
Revenues	$ -	-
Operating Expenses
Professional	25,800	-
General and administrative	1,809	-

Total operating expenses	27,609	-
Net loss from operations	(27,609)	-

Net Income	$ (27,609)	$ -

Basic and diluted loss per share	$ (0.00)	$ -

Weighted average number of shares outstanding	79,736,560	79,736,560

See accompanying notes to financial statements

TECTON CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock		Common Stock Issuable		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total
January 31, 2010	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$ (4,844,124)	$ (288,484)

January 31, 2011	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$ (4,844,124)	$ (288,484)

Net Loss						$ (27,609)	$ (27,609)
January 31, 2012	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$ (4,871,733)	$ (316,093)

See accompanying notes to financial statements

TECTON CORPORATION

 STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,
	2012	2011
CASH FLOWS USED IN OPERATING ACTIVITIES:
Net income (loss)	$ (27,609)	$ -
		-

Net Cash Used in Operating Activities	(27,609)	-
CASH FLOWS USED IN INVESTING ACTIVITIES
Advances from related parties	27,609
Net Cash Used in Investing Activities	27,609	-
CASH FLOWS FROM FINANCING ACTIVITIES:

Net increase (decrease) in cash and cash equivalents	-	-

Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ -	$ -

Supplemental cash flow information
Cash paid for interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Non-cash transactions:
	$ -	$ -

See accompanying notes to financial statements

TECTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012

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

The company discontinued operations on or about June, 2008 and has incurred losses of $4,871,733 since inception January 19, 2006 through January 31, 2012.

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
JANUARY 31, 2012

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to January 31, 2012, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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
JANUARY 31, 2012

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of January 31, 2012 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model. As of January 31, 2012, the Company has not issued any awards that qualify as stock based compensation.

TECTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2012 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to January 31, 2012, the Company incurred losses of $4,871,733. The Company has no assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

TECTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012

NOTE C – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended January 31, 2009, the Company's significant shareholders had advanced funds to the Company for working capital purposes. During the year ended January 31, 2012, a stockholder advanced funds to the Company for bankruptcy proceedings and reinstatement of the Company in Nevada.  Total amount due to related parties was $129,988 as of January 31, 2012. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE D – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $4,871,733 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will start to expire in the  year ended January 31, 2026.  Due to discontinuing operation in June 2008 and the change in ownership, restrictions may apply.

The components of the net deferred tax asset at January 31, 2012 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

Net Operating Losses	$ 4,871,733
Statutory Tax Rate	35%
Effective Tax Rate	–
Deferred Tax Asset	1,705,107
Valuation Allowance	(1,705,107)
Net Deferred Tax Asset	$ –

NOTE E – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of January 31, 2009, the issuance of these shares had not yet been approved by the Board. The company has been unable to issue these shares and at January 31, 2012 considers this common stock issuable and has recorded it in the equity section. These issuances were exempt from registration pursuant to Regulation S of the Securities Act.

TECTON CORPORATION
NOTES TO FINANCIAL STATEMENTS
JANUARY 31, 2012

NOTE F – SUBSEQUENT EVENTS

Subsequent to January 31, 2012:

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

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended January 31, 2012 and 2011 have been included in this annual report in reliance upon DKM Certified Public Accountants, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

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

Changes In Internal Controls Over Financial Reporting

With the change in control, the new management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 11. Executive Compensation

There was no executive compensation paid in the two years ended January 31, 2011 and January 31, 2012.

We made no grants of stock options or stock appreciation rights since our inception to January 31, 2012.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2012.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 8, 2013 by: (i) each of our former directors and (ii) each of our named former executive officers. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Endeavour Cooperative Partners, LLC	19,391,336	24.3%
	Bruno Weiss (3)
Common	Freudenbergstrasse 26	7,518,370	9.43%
	9113 Degersheim, Switzerland
	All Officers and Directors as a Group	26,909,706	33.73%

(1)	Bruno Weiss was our director and as of May 9, 2008, our former Chief Financial Officer.

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

	Year Ended January 31, 2012	Year Ended January 31, 2011
Audit fees	$4,350	$4,350
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$4,350	$4,350

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year 2012 and 2011.

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

Date: March 8, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-K for the year ended January 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

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