Form 10-Q
period 2012-04-30
TECTON CORP
filed 2013-04-02
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2012

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

As of April 1, 2013 the registrant had 79,736,560 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

April 30, 2012

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

TECTON COPORATION

BALANCE SHEETS

	April 30,	January 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 62,529
Liabilities from discontinued operations	124,576	124,576
Advances from related parties	135,325	128,988
Total Current Liabilities	322,430	316,093

TOTAL LIABILITIES	322,430	316,093

Stockholders' Deficit
Common stock: 80,000,000 authorized; $0.0001 par value 79,736,560 shares issued outstanding	7,974	7,974
Common stock issuable; 533,333 shares	53	53
Additional paid in capital	4,547,613	4,547,613
Accumulated deficit	(4,878,070)	(4,871,733)
Total Stockholders' Deficit	(322,430)	(316,093)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 30,
	2012	2011
	(unaudited)	(unaudited)

Revenues	$ -	$ -

Operating Expenses
General and administrative	6,338	26,490
Total operating expenses	6,338	26,490

Net loss from operations	(6,338)	(26,490)

Net loss	$ (6,338)	$ (26,490)

Basic and diluted loss per share	-	-

Weighted average number of
shares outstanding	79,736,560	79,736,560

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended April 30,
	2012	2011

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,338)	$ (26,490)

Accounts payable and accrued expenses	-	1,490
Net Cash Used in Operating Activities	(6,338)	(25,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances from related parties	6,338	25,000
Net Cash Provided by Investing Activities	6,338	25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Net Cash Provided by Financing Activates	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2012

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Tecton Corporation (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 1, 2006.  Since the company has not commenced significant operations it was considered an exploration stage company.  The Company had been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register claims in the Company’s name.  The company discontinued mining and exploration operations on or about June, 2008 and has incurred losses of $4,878,070 since inception through April 30, 2012.  The company was formerly an exploration stage company but is no longer reporting as such.

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

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at April 30, 2012 and the results of operations and cash flows for the three months ended April 30, 2012 and 2011 have been made.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). Through April 30, 2012, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Capital Assets

Capital assets are recorded at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, capital assets are recorded at cost and are depreciated using the straight-line method over the estimate lives of the assets.

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

Stock Based Compensation

Stock based compensation cost is measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.  As of April 30, 2012, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to April 30, 2012 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period ended April 30, 2012 the Company has incurred total losses of $4,878,070.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended April 30, 2012, the Company's significant shareholders had advanced funds to the Company for working capital purposes. On April 13, 2012 and April 27, 2011 the company borrowed $6,338 and $25,000, respectively from Island Capital Management, the company’s transfer agent, creditor and a wholly owned subsidiary of a current shareholder, Endeavour Cooperative Partners, LLC.  Total amount due to related parties was $135,325 and $128,988 as of April 30, 2012 and January 31, 2012. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE D – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at April 30, 2012 considers this common stock issuable and has recorded it in the equity section.

NOTE E– SUBSEQUENT EVENTS

On January 14, 2013, Mr. Eldred, believing it to be in the best interest of the Company to bring on additional board members and officers, pursuant to Sections 78.335(5) of the Bylaws, appointed Carl Dilley and Christine Zitman as Directors, to hold said director position until the next shareholder meeting, and Christine Zitman as Secretary/Treasurer, to hold said officer positions until removed by the Board, resignation, or death. Micah Eldred remains as Director, Chairman of the Board, President and Chief Executive Officer.

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

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to April 30, 2012 we have not earned any revenues. The company is beginning to spend money on professional fees and administrative costs to bring the SEC filings current.  We have no operations or plans in place to earn any revenues at this time.

Expenses

We incurred general and administrative costs of $6,338 for the three months ended April 30, 2012 as compared to $26,490 for the three months ended April 30, 2011.  The expenses for both periods consist primarily of legal fees for the Company efforts to file bankruptcy.

Net Losses

From January 19, 2006 (date of inception) to April 30, 2012, we incurred net losses of $4,878,070.

Liquidity and Capital Resources

As of April 30, 2012, we had no cash and the Company’s general and administrative costs were financed by money borrowed and expenses advanced.

This raises substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion on our audited financial statements as of January 31, 2012. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Since we were unable to obtain additional financing from outside sources and produce enough revenues, we ceased our operations.

Research and Development

From January 19, 2006 (inception) to April 30, 2012 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Company’s Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, the Company’s disclosure controls and procedures were not effective.

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

We have not made any previously unreported sales for the three months ended April 30, 2012.

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

Tecton Corporation
(Registrant)

Date: April 2, 2013	/s/ Christine Zitman
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

Date: April 2, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-Q for the period ended April 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: April 2, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer