Form 10-Q
period 2012-07-31
TECTON CORP
filed 2013-04-04
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2012

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

As of March 22, 2013 the registrant had 79,736,560 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

July 31, 2012

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

TECTON COPORATION

BALANCE SHEETS

	July 31,	January 31,
	2012	2012
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Total Current Assets	-	-
TOTAL ASSETS	$ -	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 62,529	$ 62,529
Liabilities from discontinued operations	124,576	124,576
Advances from related parties	135,650	128,988
Total Current Liabilities	322,755	316,093

TOTAL LIABILITIES	322,755	316,093

Stockholders' Deficit
Common stock: 80,000,000 authorized; $0.0001 par value 79,736,560 shares issued outstanding	7,974	7,974
Common stock issuable; 533,333 shares	53	53
Additional paid in capital	4,547,613	4,547,613
Accumulated deficit	(4,878,395)	(4,871,733)
Total Stockholders' Deficit	(322,755)	(316,093)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ -	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2012	2011	2012	2011
	(Unaudited)	(Unaudited)	(unaudited)	(unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
General and administrative	324	319	6,662	26,809
Total operating expenses	324	319	6,662	26,809

Net loss from operations	(324)	(319)	(6,662)	(26,809)

Net loss	$ (324)	$ (319)	$ (6,662)	$ (26,809)

Basic and diluted loss per share	-	-	-	-

Weighted average number of
shares outstanding	79,736,560	79,736,560	79,736,560	79,736,560

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended July 31,
	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(6,662)	$ (26,809)

Accounts payable and accrued expenses	-	1,809
Net Cash Used in Operating Activities	(6,662)	(25,000)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances from related parties	6,662	25,000
Net Cash Provided by Investing Activities	6,662	25,000

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Net Cash Provided by Financing Activates	-	-
Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2012

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Tecton Corporation (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation which spun off the Company on December 1, 2006.  Since the company has not commenced significant operations it was considered an exploration stage company.  The Company had been registered as an extraprovincial company in British Columbia, Canada with an assumed name of Tecton Mineral Corporation in order to register claims in the Company’s name.  The company discontinued mining and exploration operations on or about June, 2008 and has incurred losses of $4,878,395 since inception through July 31, 2012.  The company was formerly an exploration stage company but is no longer reporting as such.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at July 31, 2012 and the results of operations and cash flows for the six months ended July 31, 2012 and 2011 have been made.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). Through July 31, 2012, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

Capital Assets

Capital assets are recorded at cost. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. For financial statement purposes, capital assets are recorded at cost and are depreciated using the straight-line method over the estimate lives of the assets

Fair Value of Financial Instruments

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

Stock Based Compensation

Stock based compensation cost is measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.  As of July 31, 2012, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2012 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period ended July 31, 2012 the Company has incurred total losses of $4,878,395.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended July 31, 2012, the Company's significant shareholders had advanced funds to the Company for working capital purposes. On April 27, 2011, the company borrowed $25,000 from Island Capital Management, the company’s transfer agent, creditor and a wholly owned subsidiary of a current shareholder, Endeavour Cooperative Partners, LLC.  Total amount due to related parties was $135,650 and $128,988 as of July 31, 2012 and January 31, 2012, respectively. The amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE D – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at July 31, 2012 considers this common stock issuable and has recorded it in the equity section.

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

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to July 31, 2012 we have not earned any revenues. The company is beginning to spend money on professional fees and administrative costs to bring the SEC filings current.  We have no operations or plans in place to earn any revenues at this time.

Expenses

We incurred general and administrative costs of $324 for the three months ended July 31, 2012 as compared to $319 for the three months ended July 31, 2011.  We incurred general and administrative costs of $6,662 for the six months ended July 31, 2012 as compared to $26,809 for the six months ended July 31, 2011.  The expenses for both periods consist primarily of legal fees for the Company efforts to file bankruptcy.

Net Losses

From January 19, 2006 (date of inception) to July 31, 2012, we incurred net losses of $4,878,395.

Liquidity and Capital Resources

As of July 31, 2012, we had no cash and the Company’s general and administrative costs were financed by money borrowed and expenses advanced.

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

Research and Development

From January 19, 2006 (inception) to July 31, 2012 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2012, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

We have not made any previously unreported sales for the six months ended July 31, 2012.

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

Tecton Corporation
(Registrant)

Date: April 4, 2013	/s/ Christine Zitman
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

Date: April 4, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-Q for the period ended July 31, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: April 4, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer