Form 10-K
period 2013-01-31
TECTON CORP
filed 2013-04-09
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☑ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

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

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended July 31, 2012 was $10,565.

Number of common shares outstanding at March 31, 2013: 79,736,560

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

The company discontinued operations on or about June, 2008 and has incurred losses of $4,881,101 since inception January 19, 2006 through January 31, 2013.

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

Our Business

We were engaged in the acquisition of uranium properties that are either past producers or have been the subject of prior work programs and/or contain historic resources. On or about June 1, 2008, the Company ceased operations.

In February of 2011, the Company brought all of its corporate filings with the State of Nevada up to date.  As of January 31, 2013, the Company is a shell company and has no operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Our principal executive offices are located at 15500 Roosevelt Blvd, Suite 301, Clearwater, FL 33760.

Item 3. Legal Proceedings

As of March 31, 2013, there are no material pending legal proceedings (other than ordinary routine litigation incidental to our business) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

Item 4. Mine Safety Disclosures

The Company had no active mines at January 31, 2013.

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

The following table shows the high and low prices of our common shares reported to have been transacted on the .and OTC Markets The following prices reflect inter-dealer market participant reported transactions, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
February 1,2011 – April 30,2011	.025	.001
May 1, 2011 – July 1, 2011	.0005	.002
August 3, 2011 – October 31, 2011	.002	.0001
November 1, 2011– January 31, 2012	.0011	.0002
February 1, 2012 – April 30, 2012	.002	.0002
May 21, 2012 – July 31, 2012	.0007	.0002
August 1, 2012 – October 31, 2012	.0002	.0002
November 1, 2012 – January 31, 2013	.005	.0002

Holders
As of March 31, 2013, there were 354 holders of record of our common stock.

Dividends
Holders of our common stock are entitled to dividends if declared by the Board of Directors out of funds legally available therefore. As of March 31, 2013 no cash dividends have been declared.

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

Equity Compensation Plans

As of March 31, 2013, we did not have any equity compensation plans.

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

Results of Operations

The company incurred $6,338 in legal fees and $325 in filing fees during the year ended January 31, 2013 pertaining to the bankruptcy that was discontinued in April of 2012 for total operating expenses of $6,663, as compared to operating expenses of $27,609 for the year ended January 31, 2012.

Interest expense for the year ended January 31, 2013 was $2,705 pertaining to a note payable to a related party, as compared to interest expense of $0 for the year ended January 31, 2012.

The company expects to incur additional accounting, auditing and transfer agency fees moving forward.  As of March 31, 2013 there has been no revenue or operating income.  The board of directors and management are investigating and pursuing various alternatives to increase shareholder value.  As of March 31, 2013 there have been no definitive agreements in this regard.

Liquidity and Capital Resources

As of January 31, 2013, we had no cash or liquid assets.

Our net loss of $4,881,101 from January 19, 2006 (date of inception) to January 31, 2013 was funded by a combination of our equity and debt financing.

Going Concern

We are currently a shell company with no operations.  Our existence is dependent on funding from related parties or investors.  For these reasons our auditors stated in their report that they have substantial doubt we will be able to continue as a going concern.

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

Not Applicable

Item 8. Financial Statements and Supplementary Data

TECTON CORPORATION

FINANCIAL STATEMENTS

JANUARY 31, 2013

INDEX TO FINANCIAL STATEMENTS

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Tecton Corporation

We have audited the accompanying balance sheets of Tecton Corporation as of January 31, 2013 and 2012, and the related statements of losses, stockholders’ deficiency, and cash flows for the years then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Tecton Corporation, Inc. as of January 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

April 8, 2013

TECTON CORPORATION

BALANCE SHEETS

	January 31,	January 31,
	2013	2012

ASSETS
Current Assets
Cash and cash equivalents	$ -	$ -
Prepaid expenses	8,500
Total Current Assets	8,500	-
TOTAL ASSETS	$ 8,500	$ -

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 40,235	$ 62,529
Liabilities from discontinued operations	124,576	124,576
Loans and notes payable to related parties	169,150	128,988
Total Current Liabilities	333,961	316,093

TOTAL LIABILITIES	333,961	316,093

Stockholders' Deficit
Common stock: 80,000,000 authorized; $0.0001 par value 79,736,560 shares issued outstanding	7,974	7,974
Common stock issuable; 533,333 shares	53	53
Additional paid in capital	4,547,613	4,547,613
Accumulated deficit	(4,881,101)	(4,871,733)
Total Stockholders' Deficit	(325,461)	(316,093)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 8,500	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION
STATEMENTS OF OPERATIONS

	For the Years Ended
	January 31,
	2013	2012

Revenues	$ -	$ -

Operating Expenses
General and administrative	6,663	27,609
Total operating expenses	6,663	27,609

Net loss from operations	(6,663)	(27,609)

Non-operating activity
Interest expense	(2,705)	-

Net loss	$ (9,368)	$ (27,609)

Basic and diluted loss per share	$ -	$ -

Weighted average number of
shares outstanding	79,736,560	79,736,560

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIENCY

	Common Stock		Common Stock Issuable		Additional Paid	Accumulated
	Shares	Amount	Shares	Amount	in Capital	Deficit	Total

January 31, 2011	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$ (4,844,124)	$ (288,484)
Net Loss						(27,609)	(27,609)
January 31, 2012	79,736,560	7,974	533,333	53	$ 4,547,613	(4,871,733)	(316,093)
Net Loss						(9,368)	(9,368)
January 31, 2013	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$ (4,881,101)	$ (325,461)

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

STATEMENTS OF CASH FLOWS

	For the Years Ended January 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (9,368)	$ (27,609)

Prepaid expenses	(8,500)
Accounts payable and accrued expenses	(22,294)	-
Net Cash Used in Operating Activities	(40,162)	(27,609)

CASH FLOWS FROM INVESTING ACTIVITIES:
Advances from related parties	40,162	27,609
Net Cash Provided by Investing Activities	40,162	27,609

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	-	-
Net Cash Provided by Financing Activates	-	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$ -	$ -

Supplemental cash flow information
Interest paid	$ -	$ -
Taxes paid	$ -	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JANUARY 31, 2013

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

The company discontinued operations on or about June 1, 2008 and has incurred losses of $4,881,101 since inception January 19, 2006 through January 31, 2013.  We are currently a shell company with no operations.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings per share under. Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). During the period January 19, 2006 (date of inception) to January 31, 2013, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of January 31, 2013 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model. As of January 31, 2013, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to January 31, 2013 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to January 31, 2013, the Company incurred losses of $4,881,101. The Company has no liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Prior to the period ended January 31, 2009, the Company's significant shareholders had advanced funds to the Company for working capital purposes. During the years ended January 31, 2013 and 2012, stockholders advanced funds to the Company for bankruptcy proceedings and reinstatement of the Company in Nevada.

On April 27, 2011, the Company borrowed $25,000 from Island Capital Management, LLC, under a promissory note bearing interest at 6%.   Island Capital Management, LLC is related through common shareholders.  The original maturity of the note was April 27, 2012.  The note is currently in default.

Total amounts due to related parties through advances and the promissory note were $169,150 and $129,988 as of January 31, 2013 and 2012. Except for the terms stipulated in the promissory note, all other amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE D – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $4,881,101 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will start to expire in the year ended January 31, 2026.  Due to discontinuing operation in June 2008 and the change in ownership, restrictions may apply.

The components of the net deferred tax asset at January 31, 2013 and 2012 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	January 31,	January 31,
	2013	2012

Net Operating Losses	$ 4,881,101	$ 4,871,733
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	–
Deferred Tax Asset	1,708,385	1,705,107
Valuation Allowance	(1,708,385)	(1,705,107)
Net Deferred Tax Asset	$ -	$ –

The tax years ended January 31, 2010, 2011 and 2012 are open for audit by both federal and state taxing authorities.

NOTE E – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. As of January 31, 2009, the issuance of these shares had not yet been approved by the Board. The company has been unable to issue these shares and at January 31, 2013 considers this common stock issuable and has recorded it in the equity section. These issuances were exempt from registration pursuant to Regulation S of the Securities Act.

NOTE F – SUBSEQUENT EVENTS

None

Item 9. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Since inception, we have had no changes in or disagreements with our accountants. Our audited financial statements for the fiscal year ended January 31, 2013 and 2012 have been included in this annual report in reliance upon DKM Certified Public Accountants, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

Item 9A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is accumulated and communicated to our management, including our principal executive and financial officer, recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms relating to our company, particularly during the period when this report was being prepared.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of January 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

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

Changes in Internal Controls over Financial Reporting

With the change in control, the new management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended January 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended January 31, 2013 were filed.

Code of Ethics

We have not yet adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions because we have not yet finalized the content of such a code.

Item 11. Executive Compensation

There was no executive compensation paid in the two years ended January 31, 2013 and January 31, 2012.

We made no grants of stock options or stock appreciation rights since our inception to January 31, 2013.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the year ended January 31, 2013.

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

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth certain information concerning the number of shares of our common stock owned beneficially as of March 31, 2013 by: (i) each of our former directors and (ii) each of our named former executive officers. There was no other person or group known by us to beneficially own more than 5% of our outstanding shares of common stock. Unless otherwise indicated, the shareholders listed below possess sole voting and investment power with respect to the shares they own. All persons named have sole voting and investment power with respect to the shares, except as otherwise noted. The number of shares described below includes shares which the beneficial owner described has the right to acquire within 60 days of the date of this Prospectus.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common	Endeavour Cooperative Partners, LLC	19,391,336	24.3%
	Bruno Weiss (\1)
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

	Year Ended January 31, 2013	Year Ended January 31, 2012
Audit fees	$6,350	$5,850
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-
Total	$6,350	$5,850

Since our inception, our Board of Directors, performing the duties of the Audit Committee, reviews all audit and non-audit related fees at least annually. The Board of Directors as the Audit Committee pre-approved all audit related services in the fiscal year 2013 and 2012.

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

                      TECTON CORPORATION

(Registrant)

Date: April 9, 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 9, 2013

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

Date: April 9, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-K for the year ended January 31, 2013, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date:  April 9, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman
Chief Financial Officer