Form 10-K/A
period 2009-01-31
TECTON CORP
filed 2013-06-03
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 3)

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

June 3 , 2013

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

On April 27, 2011, the company borrowed $25,000 from Island Capital Management, the company’s transfer agent and creditor. Island Stock Transfer, a subsidiary of Island Capital Management, LLC is the Company’s transfer agent.

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

Micah Eldred has served as Chief Executive Officer (“CEO”) of Endeavour Cooperative Partners, LLC, and its subsidiaries, Spartan Securities Group, Ltd., Island Capital Management, LLC, and Endeavour Insurance Partners, LLC, for over ten (10) years.   A subsidiary of Island Capital Management LLC, Island Stock Transfer, is the Company’s transfer agent. Mr. Eldred holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan.

Carl Dilley has served as president of Island Stock Transfer, a subsidiary of Island Capital Management, LLC, from 2003 to present and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. Island Stock Transfer is also the Company’s transfer agent. He is also an employee of Spartan Securities Group and holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama.

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

                      TECTON CORPORATION

(Registrant)

Date: June 3 , 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 3 , 2013

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

Date: June 3 , 2013

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

Date: June 3 , 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer