Form 10-K/A
period 2010-01-31
TECTON CORP
filed 2013-06-03
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No.2)

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2010 (the “10-K”), is to disclose the omission of an OTC market description and to list Island Stock Transfer as a subsidiary of Island Capital Management, LLC. Island Stock Transfer is the transfer agent for Tecton Corporation.

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

The following table shows the high and low prices of our common shares reported to have been transacted on the OTC Markets. The following prices reflect inter-dealer market participant reported transactions, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions:

Period	High	Low
	($)	($)
February 1, 2008 – April 30, 2008	1.40	..20
May 21, 2008 to July 31, 2008	0.23	0.01
August 3, 2008 – October 31, 2008	1.50	1.01
November 1, 2008 – January 31, 2009	2.50	1.30
February 1, 2009 – April 30, 2009	..0003	..0003
May 1, 2009 – July 31, 2009	..00049	..0003
August 3, 2009 – October 31, 2009	..0004	..0004
November 1, 2009 – January 31, 2010	..0004	..0003

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

Micah Eldred has served as Chief Executive Officer (“CEO”) of Endeavour Cooperative Partners, LLC, and its subsidiaries, Spartan Securities Group, Ltd., Island Capital Management, LLC, and Endeavour Insurance Partners, LLC, for over ten (10) years. A subsidiary of Island Capital Management, LLC, Island Stock Transfer, is the Company’s transfer agent.  Mr. Eldred holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan.

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