Form 10-K/A
period 2011-01-31
TECTON CORP
filed 2013-06-03
CIK 1392902

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2011 (the “10-K”), is to disclose the omission of an OTC market description and to list Island Stock Transfer as a subsidiary of Island Capital Management, LLC. Island Stock Transfer is the transfer agent for Tecton Corporation.

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

On April 27, 2011, the company borrowed $25,000 from Island Capital Management, the company’s transfer agent and creditor. Island Stock Transfer, a subsidiary of Island Capital Management, LLC, is the Company’s transfer agent.

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