Form 10-K/A
period 2013-01-31
TECTON CORP
filed 2013-06-03
CIK 1392902

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

On April 27, 2011, the Company borrowed $25,000 from Island Capital Management, LLC, under a promissory note bearing interest at 6%.   Island Capital Management, LLC is related through common shareholders.  The original maturity of the note was April 27, 2012.  The note is currently in default. Island Stock Transfer, a subsidiary of Island Capital Management, LLC, is the Company’s transfer agent and is also a creditor of the Company -- the Company owes Island Stock Transfer $6,148 for services rendered.

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