Form 10-K/A
period 2009-01-31
TECTON CORP
filed 2013-06-07
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 4)

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2009 (the “10-K”), is to update the date of the Auditor’s Report.

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

February 8 , 2013

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

                      TECTON CORPORATION

(Registrant)

Date: June 7 , 2013	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: June 7 , 2013

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

Date: June 7 , 2013

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

Date: June 7 , 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer