Form 10-K/A
period 2011-01-31
TECTON CORP
filed 2013-06-07
CIK 1392902

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

EXPLANATORY NOTE - AMENDMENT

The sole purpose of this Amendment to the Registrant’s Quarterly Report on Form 10-K for the year ended January 31, 2011 (the “10-K”), is to update the date of the Auditor’s Report.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 27 , 2013

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