Form 10-Q
period 2013-04-30
TECTON CORP
filed 2013-06-12
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: April 30, 2013

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

As of June 7, 2013 the registrant had 1,993,414 shares of common stock outstanding and 493,414 shares of preferred stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

April 30, 2013

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

TECTON COPORATION

BALANCE SHEETS

	April 30,	January 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$-	$-
Prepaid expenses		8,500
Total Current Assets	-	8,500
TOTAL ASSETS	$-	$8,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$6,610	$40,235
Liabilities from discontinued operations	60,644	124,576
Advances from related parties	285,532	169,150
Total Current Liabilities	352,786	333,961

TOTAL LIABILITIES	352,786	333,961

Stockholders' Deficit
Preferred stock, 500,000 authorized, $0.0001 par value, 0 issued and outstanding
Common stock: 2,000,000 authorized; $0.0001 par value 1,993,414 shares issued and outstanding	199	199
Common stock issuable; 13,333 shares	1	1
Additional paid in capital	4,555,440	4,555,440
Accumulated deficit	(4,908,426)	(4,881,101)
Total Stockholders' Deficit	(352,786)	(325,461)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$8,500

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended
	April 30,
	2013	2012
	(unaudited)	(unaudited)

Revenues	$ -	$ -

Operating Expenses
General and administrative	26,950	6,338
Total operating expenses	26,950	6,338

Net loss from operations	(26,950)	(6,338)

Non-operating activity
Interest expense	(375)	-

Net loss	$ (27,325)	$ (6,338)

Basic and diluted loss per share	$ (.013)	$ (.003)

Weighted average number of
shares outstanding	1,993,414	1,993,414

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Three Months Ended April 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(27,325)	$ (6,338)
Prepaid expenses	8,500
Accounts payable and accrued expenses	(33,625)	-
Net Cash Used in Operating Activities	(52,450)	(6,338)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	52,450	-
Net Cash Provided by Financing Activates	52,450	-

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$-	$ -

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

NOTES TO FINANCIAL STATEMENTS

APRIL 30, 2013

(Unaudited)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Business and Basis of Presentation

Tecton Corporation (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation.  On December 1, 2006 Hemis declared a dividend of Tecton shares to all shareholders as of that date and concurrently cancelled its share ownership in the Company.  The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.

The company discontinued operations on or about June 1, 2008 and has incurred losses of $4,908,426 since inception through April 30, 2013.  The company was formerly an exploration stage company but is no longer reporting as such.

Interim Period Financial Statements

The interim period financial statements have been prepared by the Company pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.  It is suggested that these financial statements be read in conjunction with the financial statements and the notes thereto, included in the Company’s latest Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at April 30, 2013 and the results of operations and cash flows for the three months ended April 30, 2013 and 2012 have been made.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). Through April 30, 2013, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income (Loss)

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of April 30, 2013 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation cost is measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.  As of April 30, 2013, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to April 30, 2013 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period ended April 30, 2013 the Company has incurred total losses of $4,908,426. The Company has no liquid assets.  These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

On April 27, 2011, the company borrowed $25,000 from Island Capital Management, LLC. under a promissory note bearing interest at 6%.  Island Capital Management, LLC is related through common shareholders. The original maturity of the note was April 27, 2012.  The note is currently in default.

As of April 30, 2013, the Company's significant shareholders have at varying times and in various amounts, advanced funds to the Company for working capital purposes.  Total amounts due to related parties through advances and the promissory note were $285,532 and $169,150 as of April 30, 2013 and January 31, 2013, respectively. Except for the terms stipulated in the promissory note, all other amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

During the quarter ended April 30, 2013, the related parties assumed $63,932 in the liabilities from discontinued operations.

NOTE D – COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

As of April 30, 2013 the Company had 100,000,000 shares of capital stock authorized to issue.  The articles of incorporation in the State of Nevada do not stipulate a difference between common and preferred shares.  The Company has accounted for its authorized shares as 80,000,000 for common shares.   On May 8, 2013, the Company issued 19,736,560 preferred shares out of the remaining 20,000,000 shares of capital stock authorized. These preferred shares have no preferential rights over that of common shareholders.

June 6, 2013, the Company affected a 1 share for 40 shares reverse split of its common stock.  As a result, the issued and outstanding shares at April 30, 2013 and 2012 were decreased from 79,736,560 to 1,993,414.  The authorized shares at April 30, 2013 and 2012 were decreased from 100,000,000 to 2,500,000; 2,000,000 shares of common stock and 500,000 preferred shares. There were no preferred shares issued as of April 30, 2013. As noted above, the preferred stock was issued on May 8, 2013.

NOTE E – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at April 30, 2013 considers this common stock issuable and has recorded it in the equity section. As a result of the reverse split, the number of shares issuable has been decreased from 533,333 to 13,333 at April 30, 2013 and 2012.

NOTE F– SUBSEQUENT EVENTS

On May 8, 2013, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC in the amount of $272,356.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allow for Endeavour to convert this debt into preferred stock at $.000172 per share.  On May 8, 2013 Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares. These shares converted to 493,414 shares of preferred stock after the reverse split.

June 6, 2013 the Company authorized a reverse split of its then current issued and outstanding shares of common and preferred stock in a ratio of one share for forty shares.

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

The Company discontinued operations on or about June 1, 2008 and has incurred losses of $4,908,426 since inception from January 19, 2006 through April 30, 2013.

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to April 30, 2013 we have not earned any revenues.  We have no operations or plans in place to earn any revenues at this time.

Expenses

We incurred general and administrative costs of $26,950 for the three months ended April 30, 2013 as compared to $6,338 for the three months ended April 30, 2012.  The expenses for both periods consist primarily of legal and professional fees.

Net Losses

From January 19, 2006 (date of inception) to April 30, 2013, we incurred net losses of $4,908,426.

Liquidity and Capital Resources

As of April 30, 2013, we had no cash and the Company’s general and administrative costs were financed by money borrowed and expenses advanced.

This raises substantial doubt about our ability to continue as a going concern. Our auditors have issued a going concern opinion on our audited financial statements as of January 31, 2013. This means that our auditors believe there is substantial doubt that we can continue as an on-going business for the next twelve months. The financial statements do not include any adjustments that might result from the uncertainty about our ability to continue our business. Since we were unable to obtain additional financing from outside sources and produce enough revenues, we ceased our operations.

Research and Development

From January 19, 2006 (inception) to April 30, 2013 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of April 30, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On January 14, 2013, Micah ~~.~~ Eldred, believing it to be in the best interest of the Company to bring on additional board members and officers, pursuant to Sections 78.335(5) and the Bylaws, appointed Carl Dilley and Christine Zitman as Directors, to hold said director position until the next shareholder meeting, and Christine Zitman as Secretary/Treasurer, to hold said officer positions until removed by the Board, resignation, or death. Micah Eldred remains as Director, Chairman of the Board, President and Chief Executive Officer.

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

Tecton Corporation
(Registrant)

Date: June 12, 2013	/s/ Christine Zitman
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

Date: June 12, 2013

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

Date: June 12, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer