Form 10-Q
period 2013-07-31
TECTON CORP
filed 2013-09-12
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: July 31, 2013

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

As of September 5, 2013 the registrant had 1,993,495 shares of common stock outstanding and 493,414 shares of preferred stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

July 31, 2013

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

TECTON COPORATION

BALANCE SHEETS

	July 31,	January 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$600	$-
Prepaid expenses		8,500
Total Current Assets	600	8,500
TOTAL ASSETS	$600	$8,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$5,985	$40,235
Liabilities from discontinued operations	60,644	124,576
Advances from related parties	288,262	169,150
Total Current Liabilities	354,891	333,961

TOTAL LIABILITIES	354,891	333,961

Stockholders' Deficit
Preferred stock, 10,000,000 authorized, $0.001 par value, 493,414 and 0 issued and outstanding	493	-
Common stock:100,000,000 authorized; $0.01 par value 1,993,495 and 1,993,495 shares issued and outstanding	19,935	19,935
Common stock issuable; 13,333 shares	133	133
Additional paid in capital	4,538,479	4,535,572
Accumulated deficit	(4,913,331)	(4,881,101)
Total Stockholders' Deficit	(354,291)	(325,461)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$600	$8,500

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	July 31,		July 31,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	-	-	$ -	$ -

Operating Expenses
General and administrative	4,531	324	31,480	6,662
Total operating expenses	4,531	324	31,480	6,662

Net loss from operations	(4,531)	(324)	(31,480)	(6,662)

Non-operating activity
Interest expense	(375)	-	(750)	-

Net loss	(4,906)	(324)	$ (32,230)	$ (6,662)

Basic and diluted loss per share	(.002)	(.000)	$ (.013)	$ (.003)

Weighted average number of
shares outstanding	1,993,495	1,993,495	1,993,495	1,993,495

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Six Months Ended July 31,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(32,230)	$ (6,662)
Prepaid expenses	8,500
Accounts payable and accrued expenses	(34,250)	-
Net Cash Used in Operating Activities	(57,980)	(6,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	58,580	6,662
Net Cash Provided by Financing Activates	58,580	6,662

Net increase (decrease) in cash and cash equivalents	-	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$600	$ -

Cash paid for interest	$-	$ -
Cash paid for taxes	$-	$ -

Supplemental schedule of non-cash financing and investing activities:

•

May 2013, the Company issued 493,414 preferred shares as conversion of debt.

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

NOTES TO FINANCIAL STATEMENTS

JULY 31, 2013

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

The company discontinued operations on or about June 1, 2008 and has incurred losses of $4,913,331 since inception through July 31, 2013.  The company was formerly an exploration stage company but is no longer reporting as such.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at July 31, 2013 and the results of operations and cash flows for the three and six months ended July 31, 2013 and 2012 have been made.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). Through July 31, 2013, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income (Loss)

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of July 31, 2013 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation cost is measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.  As of July 31, 2013, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to July 31, 2013 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period ended July 31, 2013 the Company has incurred total losses of $4,913,331.  The Company has no significant liquid assets.  These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

As of July 31, 2013, the Company's significant shareholders have at varying times and in various amounts, advanced funds to the Company for working capital purposes.  Total amounts due to related parties through advances and the promissory note were $288,262 and $169,150 as of July 31, 2013 and January 31, 2013, respectively. Except for the terms stipulated in the promissory note, all other amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

During the six months ended July 31, 2013, the related parties assumed $63,932 in the liabilities from discontinued operations.

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

June 6, 2013, the Company affected a 1 share for 40 shares reverse split of its common and preferred stock.  As a result, the issued and outstanding shares at that date were decreased from 79,736,560 to 1,993,495.  The authorized shares at that date were then decreased from 100,000,000 to 2,500,000; 2,000,000 shares of common stock and 500,000 preferred shares.

On July 22, 2013, the Company amended and restated its Articles of Incorporation to increase the total authorized capital stock of the corporation to 110,000,000 shares, being comprised of 100,000,000 shares of common stock with a par value of $.01 per share, and 10,000,000 shares of preferred stock with a par value of $.001.

NOTE E – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at July 31, 2013 considers this common stock issuable and has recorded it in the equity section.  As a result of the 1 for 40 reverse split, the number of shares issuable has been decreased from 533,333 to 13,333 at July 31, 2013 and 2012.

NOTE F– SUBSEQUENT EVENTS

None.

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

The Company discontinued operations on or about June 1, 2008 and has incurred losses of $4,913,331 since inception from January 19, 2006 through July 31, 2013.

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to July 31, 2013 we have not earned any revenues.  We have no operations or plans in place to earn any revenues at this time.

Expenses

We incurred general and administrative costs of $4,531 and $31,480 for the three and six months ended July 31, 2013 as compared to $324 and $6,662 for the three and six months ended July 31, 2012.  The expenses for both periods consist primarily of legal and professional fees.

Net Losses

From January 19, 2006 (date of inception) to July 31, 2013, we incurred net losses of $4,913,331.

Liquidity and Capital Resources

As of July 31, 2013, we had $600 in cash and the Company’s general and administrative costs were financed by money borrowed and expenses advanced.

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

Research and Development

From January 19, 2006 (inception) to July 31, 2013 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of July 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures, as defined in Rule 13a-15(e) promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"), that are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), as appropriate to allow timely decisions regarding required disclosure.

We carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer), of the effectiveness of the design and operation of our disclosure controls and procedures as of quarter covered by this report. Based on the evaluation of these disclosure controls and procedures the chief executive officer and chief financial officer (our principal executive officer, principal financial officer and principal accounting officer) concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

On May 8, 2013, the Company issued 493,414 preferred shares as conversion of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

None.

ITEM 5. OTHER INFORMATION

On January 14, 2013, Micah Eldred, believing it to be in the best interest of the Company to bring on additional board members and officers, pursuant to Sections 78.335(5) and the Bylaws, appointed Carl Dilley and Christine Zitman as Directors, to hold said director position until the next shareholder meeting, and Christine Zitman as Secretary/Treasurer, to hold said officer positions until removed by the Board, resignation, or death. Micah Eldred remains as Director, Chairman of the Board, President and Chief Executive Officer.

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

Tecton Corporation
(Registrant)

Date: September 12, 2013	/s/ Christine Zitman
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

Date: September 12, 2013

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

Date: September 12, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer