Form 10-Q
period 2013-09-30
TECTON CORP
filed 2013-11-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☐

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

☑

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

As of November 11, 2013 the registrant had 1,993,495 shares of common stock outstanding and 493,414 shares of preferred stock.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

UNAUDITED FINANCIAL STATEMENTS

September 30, 2013

Balance Sheets

3

Statements of Operations

4

Statements of Cash Flows

5

Notes to Financial Statements

6

TECTON COPORATION

BALANCE SHEETS

	September 30,	January 31,
	2013	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$600	$-
Prepaid expenses	-	8,500
Total Current Assets	600	8,500
TOTAL ASSETS	$600	$8,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$6,235	$40,235
Liabilities from discontinued operations	60,644	124,576
Advances from related parties	294,595	169,150
Total Current Liabilities	361,474	333,961

TOTAL LIABILITIES	361,474	333,961

Stockholders' Deficit
Preferred stock, 10,000,000 authorized, $0.001 par value, 493,414 and 0 issued and outstanding	493	-
Common stock:100,000,000 authorized; $0.01 par value 1,993,495 and 1,993,495 shares issued and outstanding	19,935	19,935
Common stock issuable; 13,333 shares	133	133
Additional paid in capital	4,538,479	4,535,572
Accumulated deficit	(4,919,914)	(4,881,101)
Total Stockholders' Deficit	(360,874)	(325,461)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$600	$8,500

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

STATEMENTS OF OPERATIONS

	For the Two Months Ended		For the Eight Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	-	-	$ -	$ -

Operating Expenses
General and administrative	6,334	-	37,814	6,662
Total operating expenses	6,334	-	37,814	6,662

Net loss from operations	(6,334)	-	(37,814)	(6,662)

Non-operating activity
Interest expense	(250)	-	(1,000)	-

Net loss	(6,584)	-	$ (38,814)	$ (6,662)

Basic and diluted loss per share	(.003)	(.000)	$ (.019)	$ (.003)

Weighted average number of
shares outstanding	1,993,495	1,993,495	1,993,495	1,993,495

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION.

STATEMENTS OF CASH FLOWS

 (Unaudited)

	For the Eight Months Ended September 30,
	2013	2012

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(38,814)	$ (6,662)
Prepaid expenses	8,500
Accounts payable and accrued expenses	(34,000)	-
Net Cash Used in Operating Activities	(64,314)	(6,662)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	64,914	6,662
Net Cash Provided by Financing Activates	64,914	6,662

Net increase (decrease) in cash and cash equivalents	600	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$600	$ -

Cash paid for interest	$-	$ -
Cash paid for taxes	$-	$ -

Supplemental schedule of non-cash financing and investing activities:

•

May 2013, the Company issued 493,414 preferred shares as conversion of debt.

The accompanying notes are an integral part of these financial statements

TECTON CORPORATION

NOTES TO FINANCIAL STATEMENTS

SEPTEMBER 30, 2013

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.   Thus, our next full fiscal year will begin on January 1, 2014. These financial statements are being filed as part of a transition report on Form 10-Q covering the transition period that began August 1, 2013 and ended September 30, 2013.   As a result, the Company is also presenting financial information for the two and eight month periods ended September 30, 2012 for comparative purposes.

The company discontinued operations on or about June 1, 2008 and has incurred losses of $4,919,914 since inception through September 30, 2013.  The company was formerly an exploration stage company but is no longer reporting as such.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2013 and the results of operations and cash flows for the two and eight months ended September 30, 2013 and 2012 have been made.

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

Net Earnings (Losses) Per Common Share

Net loss per common share is computed by dividing net loss by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). Through September30, 2013, the Company has no potentially dilutive common stock equivalents to consider in the calculation of the weighted average number of common shares outstanding. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income (Loss)

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2013 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation cost is measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.  As of September 30, 2013, the Company has not issued any awards that qualify as stock based compensation.

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

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2013 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period ended September 30, 2013 the Company has incurred total losses of $4,919,914.  The Company has no significant liquid assets.  These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

As of September 30, 2013, the Company's significant shareholders have at varying times and in various amounts, advanced funds to the Company for working capital purposes.  Total amounts due to related parties through advances and the promissory note were $294,595 and $169,150 as of September 30, 2013 and January 31, 2013, respectively. Except for the terms stipulated in the promissory note, all other amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

During the eight months ended September 30, 2013, the related parties assumed $63,932 in the liabilities from discontinued operations.

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

NOTE E – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at September 30, 2013 considers this common stock issuable and has recorded it in the equity section.  As a result of the 1 for 40 reverse split, the number of shares issuable has been decreased from 533,333 to 13,333 at September 30, 2013 and 2012.

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

The Company discontinued operations on or about June 1, 2008 and has incurred losses of $4,919,914 since inception from January 19, 2006 through September 30, 2013.

Results of Operations

Lack of Revenue

Since our inception on January 19, 2006 to September 30, 2013 we have not earned any revenues.  We have no operations or plans in place to earn any revenues at this time.

Expenses

We incurred general and administrative costs of $6,334 and $37,814 for the two and eight months ended September 30, 2013 as compared to $0 and $6,662 for the two and eight months ended September 30.  The expenses for both periods consist primarily of legal and professional fees.

Net Losses

From January 19, 2006 (date of inception) to September 30, 2013, we incurred net losses of $4,919,914.

Liquidity and Capital Resources

As of September 30, 2013, we had $600 in cash and the Company’s general and administrative costs were financed by money borrowed and expenses advanced.

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

Research and Development

From January 19, 2006 (inception) to September 30, 2013 we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

Not applicable.

ITEM 4T. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedure

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

Tecton Corporation
(Registrant)

Date: November 14, 2013	/s/ Christine Zitman
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

Date: November 14, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32.1

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Tecton Corporation (the “registrant”) on Form 10-Q for the transitional period ended September 30, 2012, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, as adopted pursuant to § 906 of the Sarbanes-Oxley Act of 2002, that to my knowledge:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the registrant.

Date: November 14, 2013

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer