Form 10-K
period 2013-12-31
Endurance Exploration Group, Inc.
filed 2014-02-25
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

¨ ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

þ TRANSITION REPORT PURSUANT TOSECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2013 to December 31, 2013.

Commission file number 333-141817

ENDURANCE EXPLORATION GROUP, INC.
(Exact name of registrant as specified in its charter)

 03-0611187
(I.R.S. Employer Identification No.)

(727)-289-0010
(Registrant’s telephone number, including area code)

Nevada
(State or Other Jurisdiction of Incorporation of Organization)

15500 Roosevelt Blvd, Suite 303 Clearwater, FL 33760
(Address of principal executive offices) (ZIP Code)

(former address)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes ☐ No ☑

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant's most recently completed second fiscal quarter ended July 31, 2013 was approximately $160,000.

Number of common shares outstanding at February 15, 2014: 35,770,947

TABLE OF CONTENTS

PART I

ITEM 1—BUSINESS

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

As used in this annual report, the terms "we", "us", "our", “the Company”, "Endurance (formerly Tecton)” and “Tecton" mean Endurance Exploration Group, Inc. (formerly Tecton Corporation), unless otherwise indicated.

All dollar amounts refer to US dollars unless otherwise indicated.

Our Corporate History and Background

We were incorporated as a Nevada company on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation.  On December 1, 2006, Hemis declared a dividend of Tecton shares to all shareholders as of that date and concurrently cancelled its share ownership in the Company.  The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.  On January 2, 2014 the Company amended its Articles of Incorporation to change its name to “Endurance Exploration Group, Inc.”

Prior to June 2008, the Company was engaged in the exploration and acquisition of uranium properties that were either past producers or had been the subject of prior work programs and/or contained historic resources. On or about June 1, 2008, the Company ceased/discontinued operations of its uranium exploration activities; and, has incurred a net operating loss of approximately $4,900,000 since that period, as it has sought to restructure itself and find a suitable business opportunity.  The Company has been deemed a “shell company”, as defined in the 1934 Securities and Exchange Act, Rule 12b-2 since the discontinuance of operations in 2008.  During its restructuring period from June 2008 until December 31, 2013 the Company:

•

Elected a new slate of directors and appointed a new management team focused on finding a suitable business opportunity for the Company,

•

Attempted to reorganize its balance sheet through the US Bankruptcy courts by filing a Chapter 11 bankruptcy petition, but later withdrew its petition at the request of the court,

•

Brought current its filings with the State of Nevada and its financial reporting and disclosure filings with the US Securities & Exchange Commission,

•

Effected a reverse 1 for 40 reverse split,

•

Amended and restated its Articles of Incorporation to increase the total authorized capital stock of the Corporation to 110,000,000 shares, being comprised of 100,000,000 shares of common stock with a par value of $.01 per share, and 10,000,000 shares of preferred stock with a par value of $.001,

•

Exchanged approximately $290,000 of outstanding debt for 12,733,499 newly issued common shares, on December 31, 2013,

•

And, entered into a Share Exchange Agreement, on December 31, 2013, to acquire the ownership interests of Endurance Exploration Group, LLC for 20,550,539 newly issued common shares.

Our fiscal year end is December 31, and our common stock is quoted on the OTCQB electronic quotation system under the symbol “EXPL”.

Endurance Explorations Group, LLC

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC, in exchange for 20,550,539 shares of the Company’s Common Stock being issued to the former members, valued at $381,173. The majority shareholders of Endurance Exploration Group, Inc. (formerly Tecton Corporation) also held a majority interest in Endurance Exploration Group LLC, and maintained controlling interests in both entities both before and after the transaction. Endurance Explorations Group LLC is now a wholly owned subsidiary of Endurance Exploration Group, Inc. (formerly Tecton Corporation) with its operations now being the Company’s primary focus.  The members of Endurance Exploration Group LLC who received the shares of stock included Micah Eldred and Carl Dilley, the current officers and directors of the Company.

Endurance Exploration Group LLC was formed in 2009 to explore, from an operational and financial perspective, the feasibility and potential economic return of recovering historic and modern day shipwreck cargos. We began by developing a research methodology with three goals. The first goal was to establish a comprehensive understanding of the larger economic, technological and social trends that lead to the transport of physical wealth across oceans during different historical periods, along with creating a “High Interest” list of shipwrecks and their cargos lost across various historical periods.  Conflict, accidents and acts of nature claimed a percentage of all voyages, and many of the shipwrecked vessels are believed to have carried a valuable cargo. Our second objective was to identify, from this prior population of potential shipwreck losses, those shipwrecks that could be legally salvaged and recovered, and the cargos sold, with a positive return on the capital investment required for their location and recovery.  Our third goal was to move those projects which had the potential to generate positive investment returns into an operational phase with a high, risk-adjusted, chance of success; and, to develop a portfolio of projects in various stages of research, search, survey and recovery.

To that end, we began by evaluating historical shipwreck databases holding in excess of 125,000 entries as well as undertaking contextual and keyword library and archival searches. It is important to note that even these massive repositories of data reflect just a small percentage of the 3,000,000+ shipwrecks the United Nations estimates lay on the ocean floor.

From these databases and other searches, we have developed an initial “High Interest” list of approximately 400 shipwrecks. Using criteria including (but not limited to) depth, potential search area, legal concerns, difficulty of excavation and potential value, we further culled the “High Interest” list to approximately two-dozen targets, the “Target List”.   In order for a shipwreck to qualify for our “Target List”, and to potentially move forward as an “Operational Target” (“OT”) -one that we may consider for the search and survey operation phase- the shipwreck must possess the following criteria:

•

Known Cargo of Value.  Based upon the historical and archival records, an OT must contain a quantifiable cargo of value.  While the historical records may not provide our researchers with an exact present day value of a potential cargo, we must be able to determine a quantifiable “range” of its estimated value based upon cargo manifests or other archival documents.

•

Known Navigational Data.  Our research must provide information that would allow us to establish a geographically definable search and sinking location and, subsequently, an economically feasible search area for any potential target.

•

Legal Salvage and Clear Path to Title.  Admiralty law, salvage law, and various sovereign nation’s laws and regulations concerning the search and salvage of historical and modern shipwrecks are complex.  Prior to pursuing an OT, we must be able to establish a clear legal path to the title of any potential recovery, and search and recovery must be made in compliance with international laws and regulations or under specific country permissions.

•

Potential Returns Exceed Risk-Adjusted Cost of Search and Recovery.   Prior to moving a shipwreck from our Target List to an Operational Target, we evaluate a large number of factors to determine the potential search and recovery costs, and the risks associated with such search and recovery.  Items considered include: a targets location and likely depth, its location from the nearest operational port, the complexity and costs of potential search and salvage, legal issues to title, and many other factors; and, we develop an initial search plan and budget for each potential project.  We recognize the high risk, yet potentially high rewards, of our business; and, we realize that we will not be successful finding or salvaging every project we undertake.  Therefore, prior to moving any project onto the “Operational Target” list, we take a risk-adjusted approach to the potential returns that a project can provide; and we determine if, on a risk-adjusted basis, the potential target is economically feasible and appropriate to add to our portfolio of “Operational Targets”.

In 2011, we began purchasing key equipment for operations. Our equipment purchases have included a 100-foot survey vessel, tethered side-scan sonar units, and light work-class and inspection Remotely Operated Vehicles (ROV), “Shackleton 1” and “Squirt”.

Projects code-named “Sailfish” and “Black Marlin” have now reached operational or pre-operational status. For project “Sailfish” we have now surveyed over 700 square miles in the Western Atlantic Ocean in search of a sunken passenger liner carrying a substantial cargo of gold coinage. In addition to this manifest cargo, we also expect to find additional valuables among the personal stores of the ship’s passengers. Please refer to Current & Ongoing Projects for additional information.

For project “Black Marlin” we have secured a three-year contract with a sovereign island nation in the Indian Ocean for the survey and recovery of a Colonial-era merchant vessel carrying silver. This contract also allows for other potentially valuable “targets of opportunity” within the territorial waters of this nation. Please refer to Current & Ongoing Projects for additional information.

We believe this survey and recovery capability combined with our proprietary research will allow us to conduct approximately two deep-water surveys per yearly weather window, should we have sufficient capital to undertake such operational surveys.

Description of Key Equipment

Survey Ship

Our 100-foot survey ship has been recently refurbished to include a sonar winch and the latest in electronics and side-scan sonar survey equipment. Depending on the timeframe, circumstances and our other commitments, we may use this ship or charter another vessel of similar capability.

Sidescan Sonar

Side-scan sonar is currently the industry-standard search methodology used for oceanic operations.  An unmanned side-scan sonar unit, or “towfish,” is towed behind a manned surface vessel at a pre-set altitude above the seafloor. The sonar unit sends out a “ping” or sound-wave to acoustically map terrain, natural obstructions and man-made objects, including shipwrecks and jettison cargo.

To engage in search operations, the Company has purchased side-scan sonar systems. Our dual-frequency systems may be set for a range of velocities, search widths and resolutions for both area mapping and high-resolution target prosecution up to 2,000 meters in depth. Our system is compatible with third-party hardware and software systems and meets IHO & NOAA survey specifications. Beyond shipwreck surveys, the system is also capable of cable and pipeline surveys, channel conditioning, geophysical surveys, mine countermeasures and search and recovery operations.

The Company’s sonar systems are a flexible platform from both a hardware and software standpoint, and may continue to be upgraded with industry-standard, off-the-shelf sensor packages.

The sonar “towfish” of one of our current survey systems was lost during the final days of our 2013 search operations. For more information on project “Sailfish”, please refer to Current & Ongoing Projects. We expect to replace this sonar equipment and capability before beginning 2014 search operations.

Potential shipwreck targets found by sonar will be catalogued, evaluated and eventually visually prosecuted using the Shackleton 1 or Squirt ROV systems.

ROV Shackleton 1

The Remotely-Operated Vehicle (ROV) system Shackleton 1 is a light work-class ROV. This system is comprised of underwater lighting, still and motion picture cameras and a single robotic manipulator arm. Initially designed for mid-water industrial applications, the ROV has been redesigned for shipwreck search, identification and cargo recovery operations.  Beyond shipwreck operations, the system is also capable of cable and pipeline inspection and repair, geophysical sampling and search and recovery operations.  ROV system “Shackleton 1” is currently undergoing the final stages of a complete disassembly and overhaul, and we expect to have it ready for the 2014 summer season.

Employees

As of December 31, 2013, Endurance Exploration Group Inc. (formerly Tecton Corporation) had three employees, all of whom serve full-time.

Other Employees and Contractors

We utilize contract personnel for vessel operation during our survey periods, and intend to continue to use contract technicians to perform marine survey and recovery operations in the future. From time to time, we have or intend to hire other contractors, subcontractors and consultants to perform specific services.

Project Operations

Research

During the Colonial period (1500-1850), the world economy was highly dependent on the physical transportation of bullion coinage, precious metals and high-value non-ferrous metals. A small percentage of shipping during this period was lost to storm, fire, acts of war, natural disasters and other causes, both known and unknown. The administration of this economic system required state-level bureaucratic oversight and record-keeping. Many of these historic records are available in publications, libraries, archives and digitized formats in depositories across the world. Though many records have been lost to time, enough remain to create in-depth, credible project profiles for potential excavation targets.

To that end, Endurance Exploration Group LLC has created a series of regional and period-specific databases from which to compare, evaluate and select potential targets for research, discovery and eventual excavation and recovery.

The graphics below are a visual representation of selected world regions containing our “High Interest” database of shipwrecks and their approximate location and time of sinking.

Before search or recovery operations may begin, we seek to understand every factor necessary to mount a recovery operation with a high probability of success.

These factors include, but are not limited to:

•

The historical context of the shipwreck, including political forces, technological developments, important contextual persons and events and the public reaction to the loss.

•

Any images of the shipwreck, including still photography, motion pictures, drawing, paintings, recreations and/or models.

•

A complete sinking timeline, including as much information as possible on weather patterns, departure date/time, intended course, course corrections, witness/observer statements. This includes any statement, fact or event material in any way to the sinking.

•

A proposed search area with a high-probability of success, including an evaluation of all factors listed in the “Sinking Timeline” as well as any territorial boundaries or environmental factors.

•

An Identification Guide, enabling rapid qualification or rejection of potential targets based on sonar and visual imagery, thus limiting expensive ship time on station.

•

Cargo evaluation, evaluating the historical records on the target’s cargo and potential modern-day value.

•

Any encumbering factors, including territorial ownership of waters, insurance claims, potential cargo claims and sovereign rights. We will not begin a project without a legal path to possession.

All of the above information is gleaned from publications, libraries, archives and digitized medium. Development of further projects is a continuous, ongoing process.

Search

Most operational projects begin with a sonar search phase. We have outfitted our vessel with state-of-the-art sonar systems, an industry standard for underwater search operations. Our vessel tows the sonar systems to map the seafloor and search for targets. Potential targets are then selected from the sonar imagery using a combination of computerized post-processing and expert evaluation. While some shipwreck targets may be positively identified using high-resolution sonar system, others may need visual identification using an underwater camera ROV (Remote Operated Vehicle) system or an AUV (Autonomous Underwater Vehicle).

Recovery

Once a target is positively identified, excavation and recovery operations will begin using our “Shackleton 1” light-work class ROV system, or other chartered ROV systems.  Shackleton 1 will document the site using sonar, still and motion-picture imagery. It will then be used for any necessary excavation, as well as coinage, bullion and/or other recovery operations.

Post-Recovery Conservation

Coinage, precious metals and non-ferrous metals typically require a minimum amount of post-recovery conservation. In order to preserve the value of the recovered cargo, we will have an on-site facility capable of properly storing and transporting all recovered coinage, precious metals and non-ferrous metals to definitive and final conservation and storage prior to sale.

Sales

We intend to recover coinage and bullion precious metals, including but not limited to gold and silver. We believe that bullion metals, numismatically-graded coinage and non-graded coinage have significant value in the collector market. We intend to sell the existing independent coin dealers as well as directly to the collector and consumer market through the internet.

Current & Ongoing Projects

Project “Sailfish”- Research Summary

The “Sailfish” was a steam-powered packet ship, part of a fast and indispensable transatlantic communication link, the perfect vessel to rapidly ferry mails and passengers between Britain and the United States. Large for her time, she was a side-wheel steamer constructed almost entirely of iron.

On her last voyage, the “Sailfish” left Great Britain, bound for New York. She carried several dozen first-class passengers, more than four hundred steerage passengers and a full crew of nearly 130. The “Sailfish”  also disembarked with a cargo of gold coins, and the Captain assumed a short, uneventful voyage to New York. (Sailfish’s destination has been changed in this narrative to New York from her historical intended port of call)

When heavy seas set in, the “Sailfish” began to roll heavily. Though the initial problem was temporarily fixed, twelve hours later the same roll started again. Making matters worse, fire broke out. Buckets and pumps were manned, but the water rose rapidly and extinguished the furnaces, rendering the ship immobile. The fire quickly spread, driving the passengers above decks.

The purser and two men attempted to rescue the gold shipment, but were driven back by the smoke and flames. A nearby ship came to the rescue, bravely maneuvering close to the “Sailfish” and running a line between the two to facilitate transfer of passenger. Per age-old protocol, the Captain was the last man off the ship.

Virtually nothing was saved. Nearly every trunk and stitch of clothing was lost, including all the money of the first-class passengers. Early the next morning, a passing ship fell in with the “Sailfish”, shadowing the stricken vessel through her final hours. The burning “Sailfish” exploded and sank by the stern, leaving only an overturned lifeboat, light portions of the decking and a few trunks. The passing ship spent an hour recovering debris, dutifully recorded the sinking position, and then sailed on to New York.

We believe the “Sailfish” lies at a depth of between 200-500 meters of water.

Project “Sailfish” – Current Status

Side-scan sonar survey operations on Project “Sailfish” began in July of 2013, and continued through the summer weather window until September 2013.  Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets.

Additional analysis conducted in early 2014 of the side scan sonar data we collected in 2013, reveals a shipwreck target with a number of characteristics that are consistent with what we believe we would see in a side scan sonar image of, our targeted shipwreck, "Sailfish".  At this point in time, we cannot confirm whether or not we have located and imaged "Sailfish" with our side scan sonar equipment.  We intend to conduct an ROV inspection in early to mid-year 2014 and verify whether or not the target we have located is, or is not, "SAILFISH".

Project “Black Marlin”- Research Summary

In the end of the 17th century, the world economy was fueled by the Spanish silver mines of the Americas, and the European demand for Asian drugs, spices, commodities and teas. This trade was based on the exchange of precious metals for goods, and silver was the only European payment acceptable to Asian trading partners.

The “Black Marlin” was one such vessel engaged in this trade. She was an English East Indiaman, more than 700 tons, three decks high and armed with many cannon. In addition to the silver coin expected by Asian merchants, she also carried lace, golden fabric, beaver fur, tobacco, wine, cloth and iron nails.

The shipping routes of the time took the English ship to the Indian Ocean for resupply in the middle of her long voyage to the East. Unknown to her Captain and crew, nearby European enemy ships were hunting for English shipping. They discovered the “Black Marlin” was in the area and sailed to intercept. The European enemy ships approached the English ship under a false flag and prepared to attack.

The trap set and ready to attack, the Europeans demanded the surrender of the English vessel. Instead of surrendering, the English captain counterattacked, and the vessels began to exchange heavy cannon fire, beginning a pitched fight that would continue over many hours. In a last-ditch effort to escape, the English ship unfurled her sails and attempted to sail away. The Europeans quickly caught up and soon the English ship was disabled and unable to continue fighting.

Rather than surrender, the Captain of the English ship set his own vessel on fire, escaping in a small boat with a chosen group of men while allowing his own ship and abandoned sailors to burn. The fire reached the gunpowder storage, and the English ship exploded and sank, taking with her a rich cargo of silver.

We believe this shipwreck lies at a depth of between 500-3000 meters of water.

Project “Black Marlin” – Current Status

As of November 2013, Endurance Exploration Group LLC finalized a contract with the sovereign government of an island nation in the Indian Ocean. The provisions allow for a three-year period in which to operate within the territorial and surrounding waters of the nation with full permissions to survey for and recover the “Black Marlin” and her silver cargo. Proceeds from recovery and sale are subject to a graduated distribution, with 100% first going to cover expedition costs and with a 70% / 30% split thereafter in the favor of Endurance Exploration Group. We expect to begin initial survey operations on project “Black Marlin” in mid to late-2014.

As part of a larger economic development package included within our original proposal, we will also seek to develop media and museum products featuring both the treasure of the “Black Marlin” and the natural beauty of the island nation.

Project “Black Marlin” – Targets of Opportunity “Wahoo” and “Dolphin”

As part of discussions pertaining to project “Black Marlin,” Endurance Exploration Group has learned of two shallow-water “targets of opportunity” within the same territorial waters as the “Black Marlin.” Believed to be English East Indiaman, these wrecks (code-named “Dolphin” and “Wahoo”) remain unidentified at this time. Until these wrecks are identified, it will not be possible to generate any estimate on the potential value, if any. We expect to begin operations on these wrecks in conjunction with the “Black Marlin” in mid-2014.

Patents, trademarks, licenses, franchises and concession

We currently own no patents, trademarks, or licenses; but have been granted governmental permissions for shipwreck search and recovery in the territorial waters of an East African island nation.

Competition

There are a number of competing entities engaged in aquatic research, survey, inspection and the various aspects of the shipwreck salvage business.  One or more of these competing entities may locate and recover a shipwreck that we intend to locate and recover.  In addition, these competing entities may be better capitalized and may have greater resources to devote to their pursuit of shipwreck salvage.

Governmental and Environmental Regulation

The Company is subject to local, state and national taxation. Additionally, the Company’s operations are subject to a variety of national, federal, state, local and international laws. In particular, the legal, political, or civil initiatives of countries, international governing bodies and/or other maritime jurisdictions may prevent, restrict, suspend or abort our operations

ITEM 1A.—RISK FACTORS

You should carefully consider the risks described below together with all of the other information included in this report before making an investment decision with regard to our securities. The statements contained in or incorporated into this offering that are not historic facts are forward-looking statements that are subject to risks and uncertainties that could cause actual results to differ materially from those set forth in or implied by forward-looking statements. If any of the following risks actually occurs, our business, financial condition or results of operations could be harmed. In that case, the trading price of our common stock could decline, and you may lose all or part of you paid to buy our common stock.

Risks Related To Our Overall Business Operations

We have a limited operating history with a history of losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations. We have not generated any revenues since January 19, 2006 (inception) and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future.  Unless and until we are able to generate revenues we will continue to sustain losses.  You may sustain a loss of a part or all of your investment in our company.

There is doubt about our ability to continue as a going concern due to recurring losses from operations and insufficient cash resources to meet our business objectives, all of which means that we may not be able to continue operations.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our consolidated statements of operations for the eleven months ended December 31, 2013 and for the year ended January 31, 2013 reflect net losses of $59,113 and $9,368 respectively.  These factors raise substantial doubt about the ability of the Company to continue as a going concern for a reasonable period of time.

In light of the acquisition of the membership interests of Endurance Explorations Group LLC on December 31, 2013, we have presented in the notes to the financial statements combined proforma results of operations for the years ended December 31, 2013 and 2012 as though this acquisition had taken place on January 1, 2012.  These combined proforma financial statements show that we have had no revenue for the years ended December 31, 2013 and 2012 and incurred combined net losses of $885,874 and $319,628 respectively.   The Company is currently evaluating acquisitions and other business opportunities. The Company’s continuation as a going concern is dependent upon its ability to obtain clients and investment capital from future funding opportunities.  No assurance can be given that the Company will be successful in these efforts.

Changes in our business strategy or restructuring of our businesses may increase our costs or otherwise affect the profitability of our businesses.

As changes in our business environment occur we may need to adjust our business strategy to meet these changes or we may otherwise find it necessary to restructure our operations or assets. When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets. In any of these events our costs may increase, and we may have significant charges associated with the write-down of assets.

We will continue to experience losses from both pre-operational expenditures as well as planned operations.

We have experienced a net loss in every fiscal year since our inception. Even if we do generate operating income in the future, subsequent development in our industry, customer base, business or cost structure, or an event such as litigation will cause us to experience operating losses. We may not become profitable in the future.

We are subject to macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of shell companies, all of which may adversely affect our financial results and growth.

Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of a shell company can adversely affect our company. These factors include:

•

changes and volatility in general economic conditions, including the severity and duration of any downturn in the U.S. and financial markets;

•

war, civil unrest, terrorist activities or threats and heightened travel security measures instituted in response to these events;

•

outbreaks of pandemic or contagious diseases;

•

climate change and resource scarcity, such as water and energy scarcity;

•

natural or man-made disasters, such as earthquakes, tsunamis, tornados, hurricanes, floods, oil spills and nuclear incidents;

•

low consumer confidence, high levels of unemployment and depressed housing prices;

•

domestic and international political and geo-political conditions;

•

changes in taxes and governmental regulations that influence or set wages, prices, interest rates or construction and maintenance procedures and costs;

•

the costs and administrative burdens associated with compliance with applicable laws and regulations;

•

changes in operating costs, including, but not limited to, energy, benefits, insurance and unanticipated costs resulting from force majeure events;

•

the lack of availability, or increase in the cost, of capital for us;

We may seek to expand through acquisitions of and investments in other businesses or through business alliances.  These acquisitions and investment activities may be unsuccessful or divert our management’s attention.

We intend to consider strategic and complementary acquisitions of and investments in other businesses or other assets. Furthermore, we may pursue these opportunities in alliance with existing businesses. In many cases, we will be competing for these opportunities with third parties that may have substantially greater financial resources than we do. Acquisitions or investments in businesses, or assets, as well as these alliances, are subject to risks that could affect our business, including risks related to:

•

issuing shares of stock that could dilute the interests of our existing stockholders;

•

spending cash and incurring debt;

•

assuming contingent liabilities;

•

creating additional expenses.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of our revolving credit facility or other indebtedness we may incur.

The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations. We may experience difficulty with integrating acquired businesses, or other assets, including difficulties relating to:

•

coordinating sales, distribution and marketing functions;

•

integrating technology information systems; and

•

preserving the important licensing, distribution, marketing, customer, labor and other relationships of the acquired assets.

In addition, any such acquisitions, investments, or alliances could demand significant attention from our management that would otherwise be available for our regular business operations, which could harm our business.

Risks Related To Our Wholly Owned Subsidiary

We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.

Our ability to generate cash flow is dependent upon our ability to find, excavate and monetize the cargo of shipwrecks. We cannot guarantee that the sales of the recovered cargo and/or related products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements. If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities. Success in raising necessary funds is not guaranteed.

We depend on key personnel and face competition in hiring and retaining qualified personnel.

Key management and operational personnel may be difficult to replace. We do not have any employment or noncompetition agreements with our key personnel except for our Chief Executive Officer, Mr. Micah Eldred.  We may not be able to recruit or retain qualified employees in the future, which could affect our business.

Our background research and data-gathering may prove unreliable.

The success of any marine salvage project is highly dependent on background research and data.  Background research and data-gathering may prove to be imprecise, misleading, incomplete and/or unreliable. This data and research is further affected by the interpretation process due to factors such as analyst misinterpretations, erroneous calculations, and/or translation errors.

Operations may be hindered by natural hazards and weather patterns.

Marine salvage operations are inherently technologically challenging and may be delayed, suspended or aborted due to weather, sea conditions or other natural hazards. Operations may be dependent on both predictable and unpredictable seasonal weather cycles. We may not be able to logistically begin, continue or complete operations during favorable weather conditions. Both predictable and unpredictable weather events, including but not limited to storms, cyclones, hurricanes, typhoons and tsunamis, may delay, suspend or abort operations.

Because of the speculative nature of our operations, there is substantial risk that no commercially exploitable cargo will be found and our business will fail, and you could lose your entire investment.

We have only just begun operations, and thus have no way to evaluate the likelihood that we will be successful in our efforts to locate and monetize lost shipwrecks. You should be aware of the difficulties normally encountered by similar companies and the high rate of failure of such enterprises. The search for shipwrecks as a business is inherently risky. We may not find any commercially exploitable shipwrecks. In such a case, we may be unable to continue operations, and you could lose your entire investment.

We may discover a commercially exploitable shipwreck cargo but be unable to successfully recover the cargo.

If our search program is successful in discovering a commercially exploitable cargo, we may require additional funds in order to advance operations into commercial recovery. In such an event, we may be unable to obtain the funds, equipment and/or personnel in order to continue operations, and we may be unable to generate revenues.

We may be unable to establish or maintain rights to recovered objects.

Public and private entities other than Endurance may claim title to sites and/or recovered objects. Even if we are successful in locating and recovering shipwrecks and/or cargo, we cannot guarantee we will be able to establish or maintain legal possession over recovered objects if challenged by governmental entities, prior owners, decedents of prior owners, insurance interests, and other salvors.

We may experience delays in monetizing any recovered objects.

Even after a successful marine salvage operation, we may experience significant delays in monetizing any recovered objects. At this phase in operations, we have no sales personnel, distribution channels or sales contracts. Immediate access to buyers for recovered objects cannot be guaranteed, and delays in the monetization process may adversely affect our cash flow.

Legal, political, or civil issues may interfere with our marine operations.

Legal, political, or civil initiatives of countries, international governing bodies and/or other maritime jurisdictions may prevent, restrict, suspend or abort our marine salvage operations.

Objects we recover could be taken from our possession.

Any marine salvage operation comes with a risk of theft or piracy prior to, during, or post marine salvage operations. Theft may not be adequately covered by insurance.

We may be unable to secure permission to conduct marine salvage operations.

It is possible that we will not be successful in obtaining title, permits or permission to excavate certain shipwrecks due to territorial, sovereign, or military concerns. Additionally, title, permits and permission may be denied, revoked, ruled illegal or not honored by the issuing entities.

We may not have access to the equipment and personnel needed for operations, which could cause delays or suspension of our operations

Competitive demands for contractors and unforeseen shortages of personnel and/or equipment may result in the disruption of planned operations. Fluctuations in demand for equipment and personnel could result in suitable equipment and personnel being unavailable at the scheduled times in our operations. Fuel prices are also subject to market fluctuation. We will attempt to locate suitable equipment personnel and fuel if sufficient funds are available. If we cannot find the equipment and personnel needed for our operations, we may have to suspend some or all operations until equipment, personnel, fuel, and/or funds can be obtained.

Technological obsolescence or critical failure of our marine salvage equipment could put a strain on our capital requirements and/or operational capabilities.

Our search and salvage operations will require the use of highly specialized and costly equipment, including but not limited to side-scan sonar, remotely-operated vehicles, winch systems, and computer processing equipment. This equipment may or may not be insured, insurable, repairable or replaceable, and may require difficult or time-consuming to source customized and/or specialized components. While we construct, upgrade, repair and maintain our equipment on a best-efforts basis, technological advances in new equipment may provide superior efficiencies and capability than our existing equipment. Such an industry shift may require us to purchase new equipment, requiring additional needs for capital.

Our business and operational results may be harmed if we fail to manage our growth or change.

Our business may experience periods of rapid change and/or growth that could place significant demands on our personnel and financial resources. To manage possible growth and change, we must continue to try to locate equipment, skilled personnel and funds in a timely manner.

The market for gold, silver and numismatically-graded coins are highly volatile and a decrease in the price of any would have a material adverse effect on our business.

The profitability of our operations are directly related to the market price of metals and the numismatic coin market. The market prices of metals and the numismatic coin market fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, global economic and political conditions, and the collector’s market. Price fluctuations in the metals and numismatic market from the conception of a potential target to the conclusion of operations can significantly affect profitability. We may begin one or more operations at a time when the price of metals or numismatic coins make operations economically feasible and subsequently incur losses due to market decreases. Adverse fluctuations in the metals or numismatic market may force us to curtail or cease our business operations.

We face significant competition from better-established competitors

We compete with other interests possessing greater financial resources and technical facilities than we do in connection with the discovery and excavation of shipwrecks.

Risks Related To the Market for Our Stock

The market price of our common stock can be volatile, leading to the possibility of its value being depressed at a time when you may want to sell your holdings.

The market price of our shares can become volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publically traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and our Company in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant shareholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock and other interests in our Company at a time when you want to sell your interest in us. We do not intend to pay dividends on shares of our common stock for the foreseeable future.

We have never declared or paid any cash dividends on shares of our common stock.

We intend to retain any future earnings to fund the operation and expansion of our business and, therefore, we do not anticipate paying cash dividends on shares of our common stock in the foreseeable future.

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. If our common stock becomes a “penny stock,” we may become subject to Rule 15g-9 under the Exchange Act, or the Penny Stock Rule. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Exchange Act, which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

We are not likely to pay cash dividends in the foreseeable future.

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions.

Our common stock is illiquid and subject to price volatility unrelated to our operations.

If a market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

A large number of shares may be eligible for future sale and may depress our stock price.

We may be required, under terms of future financing arrangements, to offer a large number of common shares to the public, or to register for sale by future private investors a large number of shares sold in private sales to them.

Sales of substantial amounts of common stock, or a perception that such sales could occur, and the existence of options or warrants to purchase shares of common stock at prices that may be below the then-current market price of our common stock, could adversely affect the market price of our common stock and could impair our ability to raise capital through the sale of our equity securities, either of which would decrease the value of any earlier investment in our common stock.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

Both Endurance and Tecton maintain office space at 15500 Roosevelt Blvd., Suite 303, Clearwater, FL  33760

.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2013, there are no material, pending legal proceedings (other than ordinary routine litigation incidental to our business, if any) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4—MINE SAFETY DISCLOSURES

None

ITEM 5—MARKET FOR COMMON EQUITY AND RELATED STOCKHLDER MATTERS

The Company’s common stock has been quoted on the OTCQB electronic quotation system under the symbol “TTNC”. Upon changing the name of the Company to Endurance Exploration Group, Inc., the Company is now quoted on the OTCQB electronic quotation system under the symbol “EXPL”. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth the high and low bid prices for the common stock as reported for each quarterly period from the last two years.

Table 6.0 High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2013	December 31	$0.495	$0.022
2013	September 30	$0.5799	$0.10
2013	June 30	$0.64	$0.075
2013	March 31	$1.24	$0.008
2012	December 31	$0.008	$0.008
2012	September 30	$0.02	$0.008
2012	June 30	$0.04	$0.02
2012	March 31	$0.08	$0.008

Reports to Security Holders

We are a reporting company pursuant to the Securities and Exchange Act of 1934. As such, we make available our annual report which includes audited financial statements, and our quarterly reports which include unaudited financial statements.

Capital Stock

The following is a summary of the material terms of the Company’s capital stock. This summary is subject to and qualified by our articles of incorporation and bylaws.

Common Stock

As of December 31, 2013 there were 357 shareholders of record holding a total of 35,770,947 shares of fully paid and non-assessable common stock of the 100,000,000 shares of common stock, par value $0.01, authorized. The board of directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors. The holders of the common stock are entitled to one vote for each share held of record on all matters submitted to a vote of stockholders. Holders of the common stock have no pre-emptive rights and no right to convert their common stock into any other securities. There are no redemption or sinking fund provisions applicable to the common stock.

Preferred Stock

As of December 31, 2013 there were 10,000,000 shares of preferred stock, par value $0.001 authorized of which none were outstanding. The Company’s preferred stock may have such rights, preferences and designations and may be issued in such series as determined by the board of directors.

Dividends

The Company has not declared any cash dividends since inception and does not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the board of directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit the Company’s ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Warrants and Options

As of December 31, 2013 the Company issued non-qualified options to purchase 5,000,000 shares of its common stock with an exercise price of $.25 per share.  We currently have no provisions to issue warrants.

Purchases of Equity Securities made by the Issuer and Affiliated Purchasers

None.

Securities Authorized for Issuance Under Equity Compensation Plans

The Company has not authorized any securities for issuance under any equity compensation plan.

Trading Information

The Company’s common stock is currently approved for quotation under the symbol “EXPL”. The information for our transfer agent is as follows:

Island Stock Transfer

15500 Roosevelt Blvd., Suite 301

Clearwater, FL  33760

Tel: (727) 289-0010

ITEM 6—SELECTED FINANCIAL DATA

Not applicable

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and other parts of this current report contain forward-looking statements that involve risks and uncertainties. Forward-looking statements can also be identified by words such as “anticipates,” “expects,” “believes,” “plans,” “predicts,” and similar terms. Forward-looking statements are not guarantees of future performance and our actual results may differ significantly from the results discussed in the forward-looking statements. Factors that might cause such differences include but are not limited to those discussed in the section entitled “Forward-Looking Statements”, above.

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of Endurance, its subsidiary, and the Company as reflected in the Endurance’s audited financial statements and the combined proforma financial statements attached Endurance intends to continue survey operations in the summer season of 2014. Sidescan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. Our current plan of operations is to return for further sonar survey, target identification and recovery work.

Plan of Operation

Endurance intends to continue survey operations in the summer season of 2014. Side-scan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. Our current plan of operations is to return for further sonar survey, target identification and recovery work.

As of November 2013, Endurance Exploration Group finalized a contract with the sovereign government of an island nation in the Indian Ocean. The provisions allow for a three-year period in which to operate within the territorial and surrounding waters of the nation with full permissions to survey for and recover the “Black Marlin” and her silver cargo. Proceeds from recovery and sale are subject to a graduated distribution, with 100% first going to cover expedition costs and with a 70% / 30% split thereafter in the favor of Endurance Exploration Group. We expect to begin initial survey operations on project “Black Marlin” in mid-2014

Results of Operations

The following information represents the results of operations of Endurance Exploration Group, Inc. (formerly Tecton Corporation) for the eleven months ended December 31, 2013 and for the year ended January 31, 2013, exclusive of the historical operations of Endurance Exploration Group LLC.

Proforma combined results of operations for the years ended December 31, 2013 and 2012 as though the acquisition had taken place on January 1, 2012, are included in the notes to the financial statements for comparative purposes.

Revenue

Since our inception on January 19, 2006 to December 31, 2013, we have not generated any revenues.  With the acquisition of Endurance Exploration Group LLC, we hope to begin generating revenue in 2014 from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

The Company incurred $19,925 in stock based compensation for the eleven months ended December 31, 2013 as compared to $0 for the year ended January 31, 2013, an increase of $19,925.  The stock based compensation is a result of the options issued at December 31, 2013, concurrent with the acquisition of the membership interests of Endurance Exploration Group LLC.

The Company incurred general and administrative expenses of $37,813 for the eleven months ended December 31, 2013 as compared to $6,663 for the year ended January 31, 2013, an increase of $31,150.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the eleven month period ended December 31, 2013, the Company incurred a net loss of $59,113 as compared to $9,368 for the year ended January 31, 2013.

Current Liquidity and Capital Resources

As of December 31, 2013, the Company had $2,540 in cash

Net cash used by operating activities was $26,608 for the eleven months ended December 31, 2013.

Net cash provided by investing activities was $1,940 for the eleven months ended December 31, 2013, and is represented by the cash balance acquired with the purchase of Endurance Exploration Group LLC on December 31, 2013.

Net cash provided by financing activities was $27,208 for the eleven months ended December 31, 2013.  This amount represents funds advanced from related parties to facilitate operations for the period.

Research and Development

For the eleven months ended December 31, 2013 and the year ended January 31, 2013, Endurance Exploration Group, Inc. (formerly Tecton Corporation) did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENDURANCE EXPLORATION GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

DKM

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Endurance Exploration Group, Inc. (formerly Tecton Corporation)

We have audited the accompanying consolidated balance sheets of Endurance Exploration Group, Inc. as of December 31, 2013 and January 31, 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the eleven months ended December 31, 2013 and the year ended January 31, 2013.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance Exploration Group, Inc. as of December 31, 2013 and January 31, 2013, and the results of its operations and its cash flows for the eleven months ended December 31, 2013 and the year ended January 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As shown in the accompanying consolidated financial statements, the Company has significant net losses and cash flow deficiencies.  Those conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Management’s plans regarding those matters are described in Note B.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 25, 2013

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	January 31,
	2013	2013
ASSETS
Current Assets
Cash and cash equivalents	$ 2,540	$ -
Other current assets	-	8,500
Total Current Assets	2,540	8,500

Fixed Assets
Equipment, furniture and fixtures	611,261	-
Accumulated depreciation	(162,281)	-
Total Fixed Assets - net	448,980	-
Other assets	1,100	-

TOTAL ASSETS	$ 452,620	$ 8,500

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 20,162	$ 40,235
Liabilities from discontinued operations	60,644	124,576
Loans and notes payable to related parties	62,500	169,150
Total Current Liabilities	143,306	333,961

TOTAL LIABILITIES	143,306	333,961

Stockholders' Deficit
Preferred stock: 10,000,000 authorized, $.001par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 35,770,947 and 1,993,495 shares issued and outstanding	357,709	19,935
Common stock issuable; 13,333 shares	133	133
Additional paid in capital	4,891,686	4,535,572
Accumulated deficit	(4,940,214)	(4,881,101)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	309,314	(325,461)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 452,620	$ 8,500

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Eleven Months Ended	For the Year Ended
	December 31, 2013	January 31, 2013

Revenues	$ -	$ -

Operating Expenses
Stock based compensation	19,925	-
General and administrative	37,813	6,663
Total operating expenses	57,738	6,663

Net loss from operations	(57,738)	(6,663)

Non-operating activity
Interest expense	(1,375)	(2,705)
Net loss	($59,113)	($9,368)
Basic and diluted loss per share	$ ($0.03)	$ 0.00
Weighted average number of shares outstanding	2,094,625	1,993,495

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid in Capital	Accumulated (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 31, 2012 - as previously stated	-	$ -	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$(4,871,733)	$(316,093)

Adjustment to reflect reverse split of 1 for 40			(77,743,065)	(7,775)	(520,000)	(52)	7,827		-

Adjustment to reflect change in par value from $.0001 to $.01				19,736		132	(19,868)		-

Balances, January 31, 2012 - as restated	-	$ -	1,993,495	$ 19,935	13,333	$ 133	$ 4,535,572	$(4,871,733)	$(316,093)

Net loss for the year ended January 31, 2013								(9,368)	(9,368)

Balances, January 31, 2013	-	$ -	1,993,495	$ 19,935	13,333	$ 133	$ 4,535,572	$(4,881,101)	$(325,461)

Issuance of preferred shares for debt	493,414	493					2,907		3,400

Conversion of preferred shares to common 1 for 1	(493,414)	(493)	493,414	4,934			(4,441)		-

Issuance of common shares for debt			12,733,499	127,335			162,055		289,390

Issuance of common shares for acquisition of Endurance Explorations LLC			20,550,539	205,505			175,668		381,173

Issuance of options for services							19,925		19,925
Net loss for the eleven months ended December 31, 2013								(59,113)	(59,113)
Balances, December 31, 2013	-	$ -	35,770,947	$ 357,709	13,333	$ 133	$ 4,891,686	$(4,940,214)	$ 309,314

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Eleven Months Ended December 31, 2013	For the Year Ended January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,113)	$(9,368)

Adjustments to reconcile net loss to net cash provided by operating activities
Stock based compensation	19,925	-
Changes in operating assets and liabilities:
Prepaid expenses	8,500	(8,500)
Other assets	2,705	-
Accounts payable and accrued expenses	1,375	(22,294)
Net Cash Provided by Operating Activities	(26,608)	(40,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	1,940	-
Net Cash Provided by Investing Activities	1,940	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	27,208	40,162
Net Cash Provided by Financing Activates	27,208	40,162

Net increase (decrease) in cash and cash equivalents	2,540	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$2,540	$-

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
• May 8, 2013, the Company issued 493,414 preferred shares as conversion of debt
• December 31, 2013, the Company issued 12,733,499 common shares for a reduction of debt in the amount of $289,930
• December 31, 2013, the Company issued 493,414 common shares as a conversion of the previously issued 493,414 preferred shares on a 1 for 1 basis
• December 31, 2013, the Company issued options to acquire 5,000,000 common shares for services
• December 31, 2013, the Company issued 20,550,539 common shares in conjunction with the acquisition of 100% of the member interests of Endurance Explorations LLC as follows:

Cash	$1,940
Fixed assets – net	448,980
Other current assets	3,805
Accounts payable	(8,927)
Accrued expenses	(4,625)
Shareholder loans payable	(60,000)
Value of common stock issued	$381,173

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Description of Business

Endurance Exploration Group, Inc. (formerly Tecton Corporation) (the “Company”) was incorporated under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation.  On December 1, 2006 Hemis declared a dividend of Tecton shares to all shareholders as of that date and concurrently cancelled its share ownership in the Company.  The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.   Thus, our next full fiscal year will begin on January 1, 2014. These financial statements are being filed as part of a transition report on Form 10-K covering the transition period that began February 1, 2013 and ended December 31, 2013.

On December 31, 2013 the Company acquired 100% of the membership interests of Endurance Exploration Group LLC, a Florida Limited Liability Company, in exchange for 20,550,539 shares of the Company’s Common Stock being issued to the former members.  Endurance Exploration Group LLC is now a wholly owned subsidiary with its operations being the Company’s primary focus.

Endurance Exploration Group LLC – is engaged in the archaeologically sensitive exploration and recovery of deep-ocean shipwrecks throughout the world.  The Company intends to recover bullion precious metals, numismatic-grade coinage, high-value non-ferrous metals and other valuable cargos from both historic and modern shipwrecks.

On January 2, 2014 the Company changed its name to Endurance Exploration Group, Inc.

Our corporate headquarters are located in Clearwater, Florida.

The company discontinued operations on or about June 1, 2008 and has incurred losses of $4,940,214 since inception through December 31, 2013.  The company was formerly an exploration stage company but is no longer reporting as such.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of December 31, 2013.  As the acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel, occurred as of the close of its business on December 31, 2013, the results of operations for this acquired company will be reported commencing with January 1, 2014.

All material intercompany transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through February 20, 2014 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

Cash and Cash Equivalents

For purposes of the Statements of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity date of three months or less to be cash equivalents.

Fixed Assets

Fixed assets are stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful lives which are normally between three and ten years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Equipment and Major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel related assets qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct-expensing method and are expensed when incurred.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options and warrants (calculated using the treasury stock method). As of December 31, 2013, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2013 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2013 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to December 31, 2013, the Company incurred losses of $4,940,214. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ACQUISITION OF ENDURANCE EXPLORATION GROUP LLC MEMBERSHIP INTERESTS

On December 31, 2013 the Company acquired 100% of the membership interests of Endurance Exploration Group LLC, a Florida Limited Liability Company by issuing 20,550,539 shares of its common stock.

The majority shareholders of Endurance Exploration Group, Inc. (formerly Tecton Corporation) also held a majority interest in Endurance Exploration Group LLC, and maintained controlling interests in both entities both before and after the transaction.  Accordingly, the acquisition has been accounted for as a corporate re-organization because of the common control.  The book value of Endurance Exploration Group LLC at the time of the acquisition was as follows:

Cash	$ 1,940
Fixed assets - net	448,980
Other assets	3,805

Total assets	$ 454,725

Accounts payable assumed	$ 8,927
Accrued expenses assumed	4,625
Shareholder loans assumed	60,000
Equity acquired	381,173

Total liabilities and equity	$ 454,725

Pro forma results of operations for the years ended December 31, 2013 and 2012 as though this acquisition had taken place at January 1, 2012 are as follows:

	Years Ended December 31,
	2013	2012

Revenue	$ -	$ -

Operating expenses
Operations and research	602,380	217,908
Stock based compensation	19,925	-
Marketing and promotion	46,227	16,905
General administration	121,013	33,567
Depreciation	89,249	49,623

	878,794	318,003

Net operating loss	(878,794)	(318,003)

Interest expense	(7,080)	(1,625)

Net loss	$ (885,874)	$ (319,628)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2012.

NOTE D – FIXED ASSETS

Fixed assets consist of the following at December 31, 2013 and January 31, 2013:

	December 31,	January 31,
	2013	2013

Vessels and equipment	$ 599,545	$ -
Computers and peripherals	11,716	-
	611,261	-
Less: Accumulated depreciation	(162,281)	-
Fixed Assets - net	$ 448,980	$ -

Since all fixed assets were acquired at December 31, 2013, there is no depreciation expense for either period.

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

On April 27, 2011, the Company borrowed $25,000 from Island Capital Management, LLC, under a promissory note bearing interest at 6%.   Island Capital Management, LLC is related through common shareholders.  The original maturity of the note was April 27, 2012.  This note was paid through the issuance of common shares on December 31, 2013.

On December 31, 2013, the Company issued 12,733,499 common shares in satisfaction of $289,930 of related party debt, which included the $25,000 owed to Island Capital Management, LLC under the promissory note dated April 27, 2011.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance Exploration Group LLC, the Company assumed certain liabilities to related parties in the amount of $62,500.  This amount is comprised an advance from a related party in the amount of $2,500 and a demand promissory note in the amount of $60,000 with no stipulated maturity date, payable to Micah Eldred, dated June 19, 2012, bearing interest at 5%.

Total amounts remaining due to related parties through advances and the promissory note were $62,500 and $169,150 as of December 31, 2013 and January 31, 2013 respectively.  Except for the terms stipulated in the promissory note, all other amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE F – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

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

On December 31, 2013, the Company issued 12,733,499 common shares in satisfaction of $289,930 of related party debt.

On December 31, 2013, the Company issued 493,414 common shares as a conversion of the previously issued 493,414 preferred shares on a 1 for 1 basis.

On December 31, 2013, the Company issued 20,550,539 common shares, valued at $381,173, in conjunction with the acquisition of 100% of the membership interests of Endurance Explorations Group LLC.

NOTE G – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at December 31, 2013 considers this common stock issuable and has recorded it in the equity section.  As a result of the 1 for 40 reverse split, the number of shares issuable has been decreased from 533,333 to 13,333 at December 31, 2013 and January 31, 2013.

NOTE H – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $4,940,214 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will start to expire in the year ended January 31, 2026.  Due to discontinuing operation in June 2008 and the change in ownership, restrictions may apply.

The components of the net deferred tax asset at December 31, 2013 and January 31, 2013 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	January 31,
	2013	2013

Net Operating Losses	$ 4,940,214	$ 4,881,101
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	1,729,075	1,708,385
Valuation Allowance	(1,729,075)	(1,708,385)
Net Deferred Tax Asset	$ -	$ -

The tax years ended January 31, 2011, 2012 and 2013 are open for audit by both federal and state taxing authorities.

NOTE I – SUBSEQUENT EVENTS

None

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Report.  Our audited financial statements have been included in this annual report in reliance upon DKM Certified Public Accountants, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

ITEM 9A — CONTROLS AND PROCEDURES

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2013, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

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

Changes in Internal Controls over Financial Reporting

With the change in control, the new management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material ccupations, positions, offices or employments for the past five years of our current directors and executive officers:

Table 2.0 Officer and Directors

Name	Age	Position
Micah Eldred	45	Director, President, Chief Executive Officer
Carl Dilley	58	Director
Christine Zitman	44	Director, Chief Financial Officer, Secretary and Treasurer
Guy M. Zajonc	61	Director
Steve Saint Amour	49	Director
Errol De Montille	68	Director

Background of Executive Officers and Directors

Micah Eldred is the President, Chief Executive Officer and a Director of Tecton.  Mr. Eldred has served as Chief Executive Officer (“CEO”) of Endeavour Cooperative Partners, LLC, and its subsidiaries, Spartan Securities Group, Ltd., Island Capital Management, LLC, and Endeavour Insurance Partners, LLC, for over ten (10) years.  A division of Island Capital Management LLC, Island Stock Transfer, is the Company’s transfer agent. Mr. Eldred holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan.  Micah Eldred is to CEO and co-founder of Endurance Exploration Group, LLC.

Carl Dilley is a Director of Tecton.  Mr. Dilley has served as president of Island Stock Transfer, a division of Island Capital Management, LLC, from 2003 to present and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. Island Stock Transfer is also the Company’s transfer agent.   He is also an employee of Spartan Securities Group and holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama. Carl Dilley is the co-founder of Endurance Exploration Group, LLC.

Christine Zitman is a Director, our Chief Financial Officer and Secretary/Treasurer of Tecton.  Ms. Zitman has served as Chief Financial Officer of the Endeavour Cooperative Partners, LLC and its subsidiaries since joining the company in March of 2006. Christine is responsible for oversight of day to day financial operations including but not limited to providing timely, accurate, and compliant financial data.  She is responsible for all financial reporting functions of Endeavour and its subsidiaries. She is also involved in the marketing process to increase our client base for the various companies. Christine received a Bachelor of Science in Accounting from St Francis College in New York City in 1994.

Guy M. Zajonc is a Director and is currently President and CEO of Five by Five Media, Inc. (2008 to present).  He served as Senior Manager and General Counsel to Odyssey Marine Exploration, Inc. (2003 to 2006).  At Odyssey, he helped manage marine operations, helped build the research depart, found and hired the researchers that were directly responsible for the location of the Mercedes, HMS Victory and the Gairsoppa.  A graduate of Gonzaga University Law School and a member of the Washington State Bar since 1978, (retired 2010) Mr. Zajonc has participated in a number deep and shallow water projects since 1995, some of which are listed below:

1.

Japanese Submarine I-52.  The I-52 was sunk in the Atlantic Ocean in 1944 with 64,000 troy ounces of gold onboard.  At 17,200 feet, the I-52 is the deepest shipwreck ever discovered and visited by humans.  Mr. Zajonc was project manager and shareholder, and participated in the manned investigation of the wreck site.  The project used the Russian Academy of Science’s deep submersible program to film and photograph the site in 1998 for National Geographic TV and magazine.

2.

Titanic.  Mr. Zajonc dove to the Titanic in September 2000 as part of a mission conducted by Deep Ocean Expedition where he served as General Counsel and Project Manager.

3.

Amelia’s Earhart’s Final Flight.  As a principal in Howland Landing, LLC and co-coordinator of the project, Mr. Zajonc helped organize the first ever deep-water search for the lost airplane of Amelia Earhart off Howland Island in the Central Pacific.  The mission mapped over 600 square miles in water up to 18,000 feet deep.

4.

Battleship Bismarck.  For Deep Ocean Expeditions, Mr. Zajonc helped organize the first manned dives on the Battleship Bismarck in 2001 and was part of the expedition.

5.

The Atlantic Target.  In 2001, Mr. Zajonc was part owner and a team member on the 16,000 foot discovery dive to the unidentified ship known as the Atlantic Target.  Over 1,500 gold and silver coins and 65 artifacts were recovered from the deepest historic shipwreck ever excavated, a small merchant vessel that sank south of Bermuda some two hundred years ago.

6.

SS Republic.  In August 2003 Mr. Zajonc joined Odyssey Marine Exploration, Inc.’s senior management team as General Counsel and was initially responsible for onshore support of Marine Operations.  In November of 2003 gold was discovered on the wreck of the SS Republic in 1,600 feet of water.  Over 51,000 gold and silver coins and 13,000 artifacts have been recovered with an estimated value of $75 million USD.

7.

Washington Coast Dives.  In 2006, Mr. Zajonc undertook manned submersible dives and 3-D filming off the coast of Washington State in partnership with Lightspeed Design Group of Seattle, using Nuytco Research, Ltd. submersibles that resulted in the 3-D, high definition documentary film Dive! Manned Submersibles and the New Explorers.

In addition to his work with technical experts, Mr. Zajonc has also worked with cinematographers from around the world during expeditions, including Emmy Award winner Mark Stouffer with National Geographic and IMAX film director and producer Stephen Low.  He also met and drafted the ship charter agreements for James Cameron on his trips to Titanic for the IMAX movie “Ghosts of the Abyss”, and the Bismarck for the high-definition television production “Jim Cameron’s Expedition Bismarck” for Discovery Channel.

Errol De Montille is a Director and has considerable governmental and international experience, which he acquired during his 25 years with the South African Department of Foreign Affairs.  A graduate of the University of Natal in Durban where he majored in economics and commerce, Mr. de Montille did his professional apprenticeship with a chartered accountancy firm earning an equivalent of a CPA, before joining the South African Department of Foreign Affairs in 1971. He obtained a law degree in 1980.

In his diplomatic career, Mr. de Montille represented South Africa in Malawi, Italy, Japan and the United States.  He also represented South Africa at numerous international governmental organizations of an environmental and conservation nature including successive Antarctic Consultative Party Treaty Meetings. He was also South Africa's alternate Commissioner to the International Whaling Commission for two successive years.  Returning from Washington DC in 1993 Mr. de Montille was appointed Director: Asia and Australasia where he oversaw the establishment of diplomatic relations with many countries.  In 1995 Mr. de Montille was re-assigned as Acting Chief Director: Americas to oversee South Africa's relations with the United States and Canada. He accompanied the then South African Deputy President Thabo Mbeki on several official visits to the United States initially to inaugurate the US/SA Binational Commission.  In 1996 Mr. de Montille left the South African Department of Foreign Affairs and joined a leading international business consultancy firm in Washington DC as an international business advisor and consultant. The company specialized in Japan.

In 2001 Mr. de Montille formed his own international business consultancy company. Since then he has managed more than $1 billion in business development and structured over 100 deals for his clients. He has recently been involved in maritime and salvage matters and was the lead negotiator with the Japanese Government to salvage a World War II built submarine which sank off the African coast as well as successfully negotiating an agreement with an island government in the Indian Ocean for salvage rights for a colonial built vessel.

Steve Saint Amour is a Director and has been involved in the subsea industry for over twenty-eight years and is recognized as an authority in the field of aviation and marine casualty investigations. He is an active member of the International Society of Air Safety Investigators (ISASI) and the Society of Naval Architects and Marine Engineers (SNAME) and routinely writes articles and conducts seminars on behalf of these and other professional organizations.

In 2009 Mr. Saint Amour and his wife, Joan Saint Amour co-founded Eclipse Group Inc. (EGI).  EGI is a marine operations service provider based in Annapolis, Maryland and provides turnkey subsea technical solutions to both commercial and government customers worldwide. EGI holds several multi-year contracts and subcontracts with the U.S. Navy, National Oceanographic Atmospheric Agency (NOAA) and several international commercial companies based both in the U.S. and abroad.

In 1999 Mr. Saint Amour accepted the position of Remote Operated Vehicle (ROV) Operations and Sales Manager at Phoenix International, Inc., an underwater services company based in Crystal City, VA.

Mr. Saint Amour was tasked with establishment of Phoenix International’s deep-water ROV division whose accomplishments were instrumental in Phoenix award of the U.S. Navy’s worldwide search and recovery contract in 2001.

While at Phoenix, Mr. Saint Amour initiated, and managed the design, engineering, build and operation of nine ROV systems including Phoenix’s Remora, Medusa and XBot ROV systems. These systems routinely conducted operations worldwide for search and recovery, telecommunications, oil and gas, science and film projects.

These systems were built to operate in 6,000 meters water depth and have attained an impressive track record of high profile operations over the last eleven years, including:

2012 – Search and Recovery of a Turkish AF F-4
2011 – Search and Recovery of Air France AB 330 Flight 447	Depth 3,900 meters
2011 – Inspection of the RMS TITANIC	Depth 3,700 meters
2010 – Search and Inspection of the AHS CENTUAR	Depth 1,200 meters
2010 – Search and Recovery of a USN E2-C Hawkeye	Depth 3,500 meters
2007 – Search and Recovery of Adam Air Flight 547 Boeing 737	Depth 1,400 meters
2009 – Search and Recovery of Yemeni Flight 626 Airbus 310	Depth 1,200 meters
2005 – Search and Recovery of Tuninter Flight 1153 ATR – 72	Depth 1,450 meters
2005 – Artifact Collection, RMS Titanic	Depth 3,700 meters
2004 – Search for JAMSTECH H-2 Rocket engine	Depth 5,900 meters
2003 – Search and Recovery of a USN F-14 Tomcat	Depth 3,200 meters
2003 – Search and Recovery of a USN SH-60 Helicopter	Depth 2,900 meters
2001 – Inspection of the RMS TITANIC	Depth 3,700 meters
2000 - Recovery of the INS/DAKAR forward sail section	Depth 3,000 meters
2000 – Search and Recovery of a Israeli AF F-16	Depth 1,400 meters
2000 – Search and Recovery for JAMS TECH-2 Rocket engine	Depth 3,400 meters
1999 – Discovery of the Israeli Submarine INS DAKAR	Depth 3,000 meters

Mr. Saint Amour’s group at Phoenix was called upon to create innovative ROV systems for unique applications including feature film projects. The Medusa and XBot ROVs have been seen in several IMAX documentaries and TV Specials. Examples include:

“Ghosts of the Abyss” produced by IMAX and directed by James Cameron.

“Last Mysteries of the Titanic” produced by Discovery Channel and directed by James Cameron.

“Search for the USS Indianapolis” produced by Discovery Channel.

“USS Monitor” produced by the History Channel.

Over a 14-year period, Mr. Saint Amour was a voting shareholder and served on the Board of Directors at Phoenix International Inc.  In 2007 Mr. Saint Amour sold his ownership interest to Phoenix International Holdings, Inc. an Employee Stock Ownership Program (ESOP).

Mr. Saint Amour has worked in virtually every aspect of the subsea industry as a commercial diver, ROV technician, pilot and project manager for various major diving and ROV service providers including Taylor Diving, Subsea, Inc. Sonsub, Inc. Eastport International, Inc. and Oceaneering Technologies, a division of Oceaneering International, Inc.

Term of Office

Our directors are appointed for one year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our board of directors and hold office pursuant to employment agreements or until removed by the board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of the Company’s directors, persons nominated to become directors or executive officers.

Code of Ethics

The Company has not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. The Company expects to adopt a Code of Ethics in the next twelve months.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 requires a company’s directors and officers, and persons who own more than ten-percent (10%) of the company’s common stock, to file with the Securities and Exchange Commission reports of ownership on Form 3 and reports of change in ownership on Forms 4 and 5. Such officers, directors and ten-percent stockholders are also required to furnish the company with copies of all Section 16(a) reports they file. Based solely on our review of the copies of such forms received by us and on written representations from certain reporting persons, we believe that all Section 16(a) reports applicable to our officers, directors and ten-percent stockholders with respect to the fiscal year ended December 31, 2013 were filed.

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our President and Secretary/Treasurer, and the most highly compensated employee and/or executive Officer who served at the end of the fiscal years December 31, 2013, 2012 and 2011, and whose salary and bonus exceeded $100,000 for the fiscal years ended December 31, 2012 and 2011, for services rendered in all capacities to us. The listed individuals shall be hereinafter referred to as the "Named Executive Officer."

Table 3.0 Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) [4]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micah Eldred [1] President	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley [2] Vice President	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christine Zitman [3] Secretary and Treasurer	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	-0-
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1] There is no employment contract with Mr. Eldred. Nor are there any agreements for compensation in the future.

[2] There is no employment contract with Mr. Dilley. Nor are there any agreements for compensation in the future.

[3] There is no employment contract with Ms. Zitman. Nor are there any agreements for compensation in the future

[4] The option awards consist of two year options for 1,000,000 shares each at an exercise price of $0.25

Table 4.0 Outstanding equity awards for 2012 and 2011

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Micah Eldred	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christine Zitman	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Compensation of Directors

Pursuant to our By Laws, directors will not be compensated for their services in their capacity as directors. If and when the Company has net profits, after all expenses are paid prior to any income tax being considered, director compensation for actual attendance at each regular or special meeting of the Board may be authorized. At this time, Directors are not paid for meetings attended.  All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.

Table 5.0 Director Compensation for 2013

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All other Compensation ($)	Total ($)
Micah Eldred	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christine Zitman	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Additional Compensation of Directors

Pursuant to our By Laws our directors will not be compensated for their services in their capacity as directors, but may, by resolution of the board, be paid a fixed sum and expenses for actual attendance at each regular or special meeting of the Board.  At this time, Directors’ meeting expenses are not paid.  In the future, such payment will be revisited as the Company’s performance and income improves.  There can be no guarantee that we will ever have profits from which our Directors may receive payment.

Board of Directors and Committees

As of December 31, 2013, our Board of Directors consisted of Micah Eldred, Carl Dilley, and Christine Zitman.  On January 6, 2014 the Board of Directors appointed Guy M. Zajonc, Errol De Montille and Steve Saint Amour as additional directors.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers

There was no executive compensation paid during the eleven months ended December 31, 2013 and the year ended January 31, 2013.

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

Compensation of Directors

We reimburse our directors for expenses incurred in connection with attending board meetings but did not pay director's fees or other cash compensation for services rendered as a director in the eleven months ended December 31, 2013 and the year ended January 31, 2013.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2013, and our Officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission ("SEC") and generally includes voting or investment power with respect to securities. In accordance with the SEC rules, shares of our common stock which may be acquired upon exercise of stock options or warrants which are currently exercisable or which become exercisable within 60 days of the date of the table are deemed beneficially owned by the optionees, if applicable.

Table 1.0 Security Ownership of Certain Beneficial Owners and Management

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership [1,2]	Percent of Class
Common Stock	Micah Eldred, President, CEO, Director 15500 Roosevelt Blvd, Suite 303 Clearwater, FL 33760	21,533,688	52.8%
Common Stock	Carl Dilley, Director 15500 Roosevelt Blvd, Suite 303 Clearwater, FL 33760	11,266,777	27.6%
Common Stock	Christine Zitman, Secretary, Treasurer, CFO, Director 15500 Roosevelt Blvd, Suite 303 Clearwater, FL 33760	2,000,000	4.9%
Common Stock	All Beneficial Owners as a Group	34,800,465	85.3%

[1] Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

2Includes 1,000,000 stock options exercisable until December 31, 2015 at a price of $0.25 per share, each for Micah Eldred, Carl Dilley, and Christine Zitman.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

ITEM 14 – PRINCIPAL ACCOUNTING FEES AND SERVICES.

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, and any other fees billed for other services rendered by DKM Certified Public Accountants during these periods. All fees are paid by US dollars.

	Year Ended December 31, 2013	Year Ended January 31, 2013
Audit fees	$16,500	$6,350
Audit-related fees	3,750	-
Tax fees	-	-
All other fees	-	-
Total	$20,350	$6,350

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

                      ENDURANCE EXPLORATION GROUP, INC.

(Registrant)

Date: February 25, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: February 25, 2014

/s/ Micah Eldred
Micah Eldred
Chief Executive Officer
/s/ Christine Zitman
Christine Zitman
Chief Financial Officer