Form 10-Q
period 2014-03-31
Endurance Exploration Group, Inc.
filed 2014-05-13
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

☐

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES

AND EXCHANGE ACT OF 1934

ENDURANCE EXPLORATION GROUP, INC.

(Name of Small Business Issuer in its Charter)

Nevada	333-141817	03-0611187
(State or jurisdiction of incorporation)	(Commission File No.)	(I.R.S. Employer Identification No.)

15500 Roosevelt Blvd Suite 301, Clearwater, FL 33760

(Address number principal executive offices)

727-289-0010

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☐     No ☐  (1)

(1) Although the registrant is not required to file reports by Section 13 or 15(d) of the Securities Exchange Act of 1934, it has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☐  No   ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of April 30, 2014, the registrant had 36,204,280 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	3

Consolidated Statements of Operations for the three months ended March 31, 2014 and April 30, 2013	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and April 30, 2013	5

Notes to the Consolidated Financial Statements	6

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$6,700	$2,540
Prepaid expenses		-
Total Current Assets	6,700	2,540

Fixed Assets
Equipment, furniture and fixtures	619,795	611,261
Accumulated depreciation	(185,475)	(162,281)
Total Fixed Assets – net	434,320	448,980

Other assets	1,100	1,100

TOTAL ASSETS	$442,120	$452,620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$40,766	$20,162
Liabilities from discontinued operations	60,644	60,644
Advances from related parties	163,364	62,500
Total Current Liabilities	264,774	143,306

TOTAL LIABILITIES	264,774	143,306

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding		-
Common stock: 100,000,000 authorized; $0.01 par value 35,770,947 shares issued and outstanding	357,709	357,709
Common stock issuable; 13,333 shares	133	133
Additional paid in capital	4,891,686	4,891,686
Accumulated deficit	(5,072,182)	(4,940,214)
Total Stockholders' Equity	177,346	309,314
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$442,120	$452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	April 30,
	2014	2013
	(unaudited)	(unaudited)

Revenues	$ -	$ -

Operating Expenses
Operations and research	36,150	-
Marketing and promotion	19,860	-
General administration	52,389	26,950
Depreciation	23,194	-
Total operating expenses	131,593	26,950

Net loss from operations	(131,593)	(26,950)
Non-operating activity
Interest expense	(375)	(375)
Net loss	$ (131,968)	$ (27,325)

Basic and diluted loss per share	$ (.004)	$ (.013)
Weighted average number of
shares outstanding	35,770,947	1,993,414

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2014 (unaudited)	For the Three Months Ended April 30, 2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(131,968)	$(27,325)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	23,194	-
Changes in operating assets and liabilities:
Prepaid expenses	-	8,500
Accounts payable and accrued expenses	20,604	(33,625)
Net Cash Used by Operating Activities	(88,170)	(52,450)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(8,534)	-
Net Cash Used by Investing Activities	(8,534)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	100,864	52,450
Net Cash Provided by Financing Activates	100,864	52,450

Net increase (decrease) in cash and cash equivalents	4,160	-
Cash and cash equivalents, beginning of period	2,540	-
Cash and cash equivalents, end of period	$6,700	$-

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

None

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2014

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.  This Form 10Q for the three months ended March 31, 2014 represents the first quarterly filing for the new fiscal year.  The comparative data presented in the consolidated statements of operations and cash flows are for the three months ended April 30, 2013 are consistent with the prior year’s filings prior to the transition to the calendar year.  A restatement of the prior year amounts to reflect the transition to calendar quarters has been deemed by management to be immaterial and cost prohibitive, and thus has not been done.

On December 31, 2013, the Company acquired 100% of the membership interests of Endurance Exploration Group LLC, a Florida limited liability company, in exchange for 20,550,539 shares of the Company’s Common Stock being issued to the former members.  Endurance Exploration Group LLC is now a wholly owned subsidiary with its operations being the Company’s primary focus.

Endurance Exploration Group LLC is engaged in the archaeologically sensitive exploration and recovery of deep-ocean shipwrecks throughout the world.  The Company intends to recover bullion, precious metals, numismatic-grade coinage, high-value non-ferrous metals and other valuable cargos from both historic and modern shipwrecks.

On January 2, 2014, the Company changed its name to Endurance Exploration Group, Inc.

Our corporate headquarters are located in Clearwater, Florida.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Company and its subsidiaries as of March 31, 2014.  As the acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel, occurred as of the close of its business on December 31, 2013.  The results of operations for this acquired company are reported commencing with January 1, 2014.

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and April 30, 2013 have been made.  All material intercompany transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through May 14, 2014 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options  (calculated using the treasury stock method).  As of March 31, 2014, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2014 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2014 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to March 31, 2014, the Company incurred losses of $5,072,182. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ACQUISITION OF ENDURANCE EXPLORATION GROUP LLC MEMBERSHIP INTERESTS

On December 31, 2013, the Company acquired 100% of the membership interests of Endurance Exploration Group LLC, a Florida limited liability company by issuing 20,550,539 shares of its common stock.

The majority shareholders of the Company also held a majority interest in Endurance Exploration Group LLC, and maintained controlling interests in both entities both before and after the transaction.  Accordingly, the acquisition has been accounted for as a corporate reorganization because of the common control.  The book value of Endurance Exploration Group LLC at the time of the acquisition was as follows:

Cash	$ 1,940
Fixed assets - net	448,980
Other assets	3,805

Total assets	$ 454,725

Accounts payable assumed	$ 8,927
Accrued expenses assumed	4,625
Shareholder loans assumed	60,000
Equity acquired	381,173

Total liabilities and equity	$ 454,725

Pro forma results of operations for the three months ended March 31, 2013 as though this acquisition had taken place at January 1, 2013 are as follows:

Three Months Ended March 31, 2013

Revenue	$ -

Operating expenses
Operations and research	94,709
Marketing and promotion	2,705
General administration	32,700
Depreciation	21,331

151,445

Net operating loss	(151,445)

Interest expense	(2,955)

Net loss	$ (154,400)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2013.

NOTE D – FIXED ASSETS

Fixed assets consist of the following at March 31, 2014 and December 31, 2013:

	March 31,	December 31,
	2014	2013

Vessels and equipment	$ 608,079	$ 599,545
Computers and peripherals	11,716	11,716
	619,795	611,261
Less: Accumulated depreciation	(185,475)	(162,281)
Fixed Assets - net	$ 434,320	$ 448,980

Depreciation expense for the three months ended March 31, 2014 was $23,194.  All fixed assets were acquired at December 31, 2013, therefore, there is no depreciation recorded for 2013.

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

On April 27, 2011, the Company borrowed $25,000 from Island Capital Management, LLC, a company controlled by Micah Eldred and Carl Dilley, under a promissory note bearing interest at 6%.   Island Capital Management, LLC is controlled by Micah Eldred and Carl Dilley.  The original maturity of the note was April 27, 2012.  This note was paid through the issuance of common shares on December 31, 2013.

On May 8, 2013, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, in the amount of $272,356.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into preferred stock at $.000172 per share.  On May 8, 2013, Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split described below.

On December 31, 2013, the Company issued 12,733,499 common shares in satisfaction of $289,930 of related party debt, which included the $25,000 owed to Island Capital Management, LLC under the promissory note dated April 27, 2011.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance Exploration Group LLC, the Company assumed certain liabilities to related parties in the amount of $62,500.  This amount was comprised of an advance from a related party in the amount of $2,500 and a demand promissory note in the amount of $60,000 with no stipulated maturity date, payable to Micah Eldred, dated June 19, 2012, bearing interest at 5%.

During the quarter ended March 31, 2014, the Company received advances from related parties in the amount of $100,864.  Subsequent to March 31, 2014, the Company paid $105,000 of advances from related parties through the issuance of 420,000 common shares.

Total amounts remaining due to related parties through advances and the promissory note were $163,364 and $62,500 as of March 31, 2014 and December 31, 2013 respectively.  Except for the terms stipulated in the promissory note, all other amounts advanced are unsecured, non-interest bearing and have no specific terms of repayment.

NOTE F – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

On May 8, 2013, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, in the amount of $272,356.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into preferred stock at $.000172 per share.  On May 8, 2013, Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split described below.

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

NOTE G – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at December 31, 2013 considered this common stock issuable and had recorded it in the equity section.  As a result of the 1 for 40 reverse split, the number of shares issuable decreased from 533,333 to 13,333 at March 31, 2014 and December 31, 2013.   These shares were issued in April 2014.

NOTE H – SUBSEQUENT EVENTS

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, in the amount of $35,000.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  On April 7, 2014, Endeavour filed a notice of conversion for $35,000 of its debt, in exchange for 140,000 common shares.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Island Capital Management, LLC, a company controlled by Micah Eldred and Carl Dilley, in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  On April 7, 2014, Island filed a notice of conversion for $70,000 of its debt, in exchange for 280,000 common shares.

During April 2014 the Company issued 13,333 shares in satisfaction of those shares that have been issuable since 2008 as explained in Note G.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, the terms "we", "us", "our," “Endurance” and “the Company” mean Endurance Exploration Group, Inc. (formerly Tecton Corporation), unless otherwise indicated.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Annual Report of the Company on Form 10-K for the year ended December 31, 2013, as filed with the Securities and Exchange Commission (“SEC”).

Our discussion and analysis may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about the Company, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to the risk factors which are identified in our most recent Annual Report on Form 10-K, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts refer to US dollars unless otherwise indicated.

Plan of Operation

We intend to continue survey operations in the summer season of 2014. Side-scan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. Our current plan of operations is to return for further sonar survey, target identification and recovery work.

As of November 2013, we finalized a contract with the sovereign government of an island nation in the Indian Ocean. The provisions allow for a three-year period in which to operate within the territorial and surrounding waters of the nation with full permissions to survey for and recover the “Black Marlin” and her silver cargo. Proceeds from recovery and sale are subject to a graduated distribution, with 100% first going to cover expedition costs and with a 70% / 30% split thereafter in our favor. We expect to begin initial survey operations on project “Black Marlin” in mid-2014

Results of Operations

The following information represents our results of operations for the three months ended March 31, 2014 and for the three months ended April 30, 2013, exclusive of the historical operations of Endurance Exploration Group LLC.  Pro forma combined results of operations for the three months ended March 31, 2013, giving effect to the acquisition of Endurance Exploration Group LLC as if it had taken place on January 1, 2013, are included in the notes to the financial statements for comparative purposes.

Revenue

Since our inception on January 19, 2006 to March 31, 2014, we have not generated any revenues.  With the acquisition of Endurance Exploration Group LLC, we hope to begin generating revenue in 2014 from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $36,150 for the three months ended March 31, 2014 as compared to $0 for the three months ended April 30, 2013.  These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred marketing and promotion expenses of $19,860 for the three months ended March 31, 2014 as compared to $0 for the three months ended April 30, 2013.   These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred general and administrative expenses of $52,389 for the three months ended March 31, 2014 as compared to $26,950 for the three months ended April 30, 2013, an increase of $25,439.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the three months ended March 31, 2014, we incurred a net loss of $131,968 as compared to $27,325 for the three months ended April 30, 2013.

Current Liquidity and Capital Resources

Since Endeavour Cooperative Partners, LLC, acquired control of the Company in January 2013, we have funded our operations primarily through the sale of equity securities in private placements and debt financing.

As of March 31, 2014, we had $6,700 in cash.

Net cash used by operating activities was $88,170 for the three months ended March 31, 2014.

Net cash used by investing activities was $8,534 for the three months ended March 31, 2014.

Net cash provided by financing activities was $100,864 for the three months ended March 31, 2014.  This amount represents funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

On April 7, 2014, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, in the amount of $35,000.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  On April 7, 2014, Endeavour filed a notice of conversion for $35,000 of its debt, in exchange for 140,000 common shares.

On April 7, 2014, we entered into a Debt Conversion Agreement with Island Capital Management, LLC, a company controlled by Micah Eldred and Carl Dilley, in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  On April 7, 2014, Island filed a notice of conversion for $70,000 of its debt, in exchange for 280,000 common shares.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements.  Our capital requirements for 2014 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking both equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.  We are currently engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.  However, the offering is being conducted on a best efforts basis, and there can be no assurance that any shares will be sold in the offering.

We will require substantial funds, not only for administration and public company costs, but also to conduct full marine survey and recovery operations.  Our principal shareholder, Micah Eldred has committed to loan to us, or cause companies controlled by him to loan to us, up to $15,000 per month, if necessary, as the amount estimated for those administration and public company costs.  In addition, Mr. Eldred has also committed to loan funds during the second quarter sufficient to conduct preliminary ROV inspection of selected targets identified in the 2013 survey season.  We have based our estimates on assumptions that may prove to be wrong.

The sale of additional equity or debt securities may result in additional dilution to our shareholders. If we raise additional funds through the issuance of debt securities or preferred stock, these securities could have rights senior to those of our common stock and could contain covenants that would restrict our operations.  Any such required additional capital may not be available on reasonable terms, if at all. If we were unable to obtain additional financing, we may be required to reduce the scope of, delay or eliminate some or all of our planned activities and limit our operations which could have a material adverse effect on our business, financial condition and results of operations.

Research and Development

For the three months ended March 31, 2014, and the three months ended April 30, 2013, we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, and we are not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A. RISK FACTORS

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

We did not sell any equity securities during for the three months ended March 31, 2014.  However, in April 2014, we issued 420,000 common shares in satisfaction of $105,000 of related party advances as explained in Note E to the Consolidated Financial Statements included herein.  Such shares were exempt from registration under Section 4(a)(2) of the Securities Act of 1933 as they were issued to companies controlled by Micah Eldred and Carl Dilley in satisfaction of debt owed to such companies.  Also, in April 2014, the Company issued 13,333 shares in satisfaction of those shares that have been issuable since 2008 as explained in Note G of the Consolidated Financial Statements included herein.  Such shares were exempt from registration under Regulation S as they were sold to an investor outside of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
10.1	Debt Conversion Agreement, dated April 7, 2014 – Island Capital Management, LLC
10.2	Debt Conversion Agreement, dated April 7, 2014 – Endeavour Cooperative Partners, LLC

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endurance Exploration Group, Inc.
(Registrant)

Date: May 13, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)