Form 10-K/A
period 2013-12-31
Endurance Exploration Group, Inc.
filed 2014-08-08
CIK 1392902

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K /A

(Amendment No. 1)

[ ]ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended:

[X] TRANSITION REPORT PURSUANT TOSECTION 13OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2013 to December 31, 2013

Commission file number 333-141817

ENDURANCE EXPLORATION GROUP, INC.

(Exact name of registrant as specified in its charter)

03-0611187

(I.R.S. Employer Identification No.)

Nevada

(State or Other Jurisdiction of Incorporation of Organization)

15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760

(Address of principal executive offices) (ZIP Code)

(727)-289-0010

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section12(g) of the Act: None

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [X] No [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ] (1)

(1) Although the registrant is not required to file reports by Section 13 or 15(d) of the Securities Exchange Act of 1934, it has filed all Exchange Act reports for the preceding 12 months.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ ]  No [X]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer.”

“ accelerated filer” and “smaller reporting company ” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filed [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended July 31, 2013 was approximately $160,000.

Number of common shares outstanding at March 31 , 2014: 35,770,947

TABLE OF CONTENTS

Explanatory Statement

This Amendment amends and restates the original Form 10-K in its entirety. Shareholders and potential shareholders should read it in its entirety.

Forward-looking Statements

The information in this report may contain forward-looking statements (within the meaning of the Private Securities Litigation Reform Act of 1995) that are based on current expectations, estimates, forecasts, and projections about us, our beliefs, and assumptions made by us. In addition, we may make other written or oral statements, which constitute forward-looking statements, from time to time. Words such as “believe,” “estimate,” “project,” “expect,” “intend,” “may,” “anticipate,” “plan,” “seek,” variations of such words, and similar expressions are intended to identify such forward-looking statements. Similarly, statements that describe our future plans, objectives, or goals also are forward-looking statements. These statements are not guarantees of future performance and are subject to a number of risks and uncertainties, including those discussed below and elsewhere in this report. Our actual results may differ materially from what is expressed or forecasted in such forward-looking statements, and undue reliance should not be placed on such statements. All forward-looking statements are made as of the date hereof, and we undertake no obligation to update any such forward-looking statements, whether as a result of new information, future events or otherwise.

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to the risk factors which are identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

PART I

ITEM 1—BUSINESS

Our Corporate History and Background

We were incorporated as Tecton Corporation, a Nevada corporation, on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation.  On December 1, 2006, Hemis declared a dividend of Tecton shares to all shareholders as of that date and concurrently cancelled its share ownership Tecton.  The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.  On January 2, 2014 , we amended our Articles of Incorporation to change our name to “Endurance Exploration Group, Inc.”  As used in this report, the terms “we”, “us”, “our,” “Endurance” and “the Company” mean Endurance Exploration Group, Inc. (formerly Tecton Corporation), unless otherwise indicated.

Prior to June 2008, we were engaged in the exploration and acquisition of uranium properties that were either past producers or had been the subject of prior work programs and/or contained historic resources. On or about June 1, 2008, we ceased/discontinued operations of our uranium exploration activities; and have incurred a net operating loss of approximately $4,900,000 since that period ~~,~~ as we have sought to restructure and find a suitable business opportunity.   We were deemed a “shell company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, from the discontinuance of operations in 2008 ~~.~~ until the filing of our Form 8-K on December 31, 2013, relating to the acquisition of Endurance Exploration Group, LLC, on that date.  During our restructuring period from June 2008 until December 31, 2013 , we :

•

Elected a new slate of directors and appointed a new management team focused on finding a suitable business opportunity for us;

•

Attempted to reorganize our balance sheet through the US Bankruptcy courts by filing a Chapter 11 bankruptcy petition, but later withdrew our petition at the request of the court;

•

Brought current our filings with the State of Nevada and our financial reporting and disclosure filings with the SEC;

•

Effected a reverse 1 for 40 reverse split of our common stock;

•

Amended and restated our Articles of Incorporation to increase the total authorized capital stock to 110,000,000 shares, being comprised of 100,000,000 shares of common stock with a par value of $.01 per share, and 10,000,000 shares of preferred stock with a par value of $.001 ~~,~~ ;

•

Paid approximately $ 292 ,000 of outstanding debt through the issuance of 12,733,499 newly issued common shares ~~,~~ on December 31, 2013; and

•

Entered into a Share Exchange Agreement, on December 31, 2013, to acquire the ownership interests of Endurance Exploration Group, LLC. for 20,550,539 shares of common stock ..

Our fiscal year end was changed from January 31 to December 31 in November 2013.  Our common stock is quoted on the OTCQB electronic quotation system under the symbol “EXPL”.

Endurance Explorations Group, LLC

On December 31, 2013, we completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC ~~,~~ (“Endurance LLC”), from its members in exchange for 20,550,539 shares of our common stock , valued at $ 0.0186 per share, based upon the net book value of the assets of Endurance LLC of $ 381,173 as of December 31, 2013.  Micah Eldred, who serves as our Chairman, Chief Executive Officer and President, and Carl Dilley who serves as one of our directors and our Vice President, were the owners of all of the interests in Endurance LLC.  Messrs. Eldred and Dilley were also the beneficial owners of a majority of our common stock at the time.  Endurance LLC is now a wholly owned subsidiary of ours, and its operations are now our primary focus.

Endurance LLC was formed in 2009 to explore, from an operational and financial perspective, the feasibility and potential economic return of recovering historic and modern day shipwreck cargos. Based on the business started by Endurance LLC, we have developing a research methodology with three goals. The first goal is to establish a comprehensive understanding of the larger economic, technological and social trends that lead to the transport of physical wealth across oceans during different historical periods, along with creating a “High Interest” list of shipwrecks and their cargos lost across various historical periods.  Conflict, accidents and acts of nature claimed a percentage of all voyages, and many of the shipwrecked vessels are believed to have carried a valuable cargo.  The second objective is to identify, from this population of potential shipwreck losses, those shipwrecks that could be legally salvaged and recovered, and the cargos sold, with a positive return on the capital investment required for their location and recovery. The third goal is to move those projects which had the potential to generate positive investment returns into an operational phase with a high, risk-adjusted, chance of success; and, to develop a portfolio of projects in various stages of research, search, survey and recovery.

To that end, we have evaluated historical shipwreck databases holding in excess of 125,000 entries as well as undertaken contextual and keyword library and archival searches. It is important to note that even these massive repositories of data reflect just a small percentage of the 3,000,000+ shipwrecks the United Nations estimates lay on the ocean floor.

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

Description of Key Equipment

In 2011, Endurance LLC began purchasing key equipment for operations. Our equipment purchases have included a 100-foot survey vessel, tethered side-scan sonar units, and light work-class and inspection Remotely Operated Vehicles (ROV), “Shackleton 1” and “Squirt”.

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

To engage in search operations, we have purchased side-scan sonar systems. Our dual-frequency systems may be set for a range of velocities, search widths and resolutions for both area mapping and high-resolution target prosecution up to 2,000 meters in depth. Our system is compatible with third-party hardware and software systems and meets IHO & NOAA survey specifications. Beyond shipwreck surveys, the system is also capable of cable and pipeline surveys, channel conditioning, geophysical surveys, mine countermeasures and search and recovery operations.

Our sonar systems are a flexible platform from both a hardware and software standpoint, and may continue to be upgraded with industry-standard, off-the-shelf sensor packages.

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

Employees

As of December 31, 2013, we had three employees, all of whom serve full-time.

Other Employees and Contractors

We utilize contract personnel for vessel operation during our survey periods, and intend to continue to use contract technicians to perform marine survey and recovery operations in the future. From time to time, we have or intend to hire other contractors, subcontractors and consultants to perform specific services.  During 2013, three individuals who joined our Board of Directors in January 2014 were employed in various capacities by us as independent contracts.  See “Item 10 – EXECUTIVE COMPENSATION - Compensation Paid to Messrs. Zajonc, Saint Amour and de Montille in 2013” below.

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

To that end, have created a series of regional and period-specific databases from which to compare, evaluate and select potential targets for research, discovery and eventual excavation and recovery.

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

On her last voyage, the “Sailfish” left Great Britain, bound for the United States. She carried several dozen first-class passengers, more than four hundred steerage passengers and a full crew of nearly 130. The “Sailfish” also disembarked with a cargo of gold coins, and the Captain assumed an uneventful voyage

According to reports, when heavy seas set in, the “Sailfish” began to roll heavily. Though the initial problem was temporarily fixed, twelve hours later the same roll started again. Making matters worse, fire broke out. Buckets and pumps were manned, but the water rose rapidly and extinguished the furnaces, rendering the ship immobile. The fire quickly spread, driving the passengers above decks.

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

Additional analysis conducted in early 2014 of the side scan sonar data we collected in 2013, reveals a shipwreck target with a number of characteristics that are consistent with what we believe we would see in a side scan sonar image of, our targeted shipwreck, “Sailfish”.  At this point in time, we cannot confirm whether or not we have located and imaged “Sailfish” with our side scan sonar equipment.  We intend to conduct an ROV inspection in early to mid-year 2014 and verify whether or not the target we have located is, or is not, “SAILFISH”.

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

The shipping routes of the time took the English ship to the Indian Ocean for resupply in the middle of her long voyage to the East.  According to reports, unknown to her Captain and crew, nearby European enemy ships were hunting for English shipping. They discovered the “Black Marlin” was in the area and sailed to intercept. The European enemy ships approached the English ship under a false flag and prepared to attack.

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

Project “Black Marlin” – Current Status

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo. Net proceeds of our recovery efforts, after payment the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%). We expect to begin initial survey operations on project “Black Marlin” in mid to late-2014.

As part of a larger economic development package included within our original proposal, we will also seek to develop media and museum products featuring both the treasure of the “Black Marlin” and the natural beauty of the island nation.

Project “Black Marlin” – Targets of Opportunity “Wahoo” and “Dolphin”

As part of discussions pertaining to project “Black Marlin,” we have learned of two shallow-water “targets of opportunity” within the same territorial waters as the “Black Marlin.” Believed to be English East Indiaman, these wrecks (code-named “Dolphin” and “Wahoo”) remain unidentified at this time. Until these wrecks are identified, it will not be possible to generate any estimate on the potential value, if any. We expect to begin operations on these wrecks in conjunction with the “Black Marlin” in mid-2014.

Patents, trademarks, licenses, franchises and concession

Currently, we neither own nor rely on any patents, trademarks, licenses or franchises.  We have been granted a concession for shipwreck search and recovery in the territorial waters of an East African island nation ~~.~~ by the government of that nation.  The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).

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

Governmental and Environmental Regulation

We are subject to local, state and national taxation. Additionally, our operations are subject to a variety of national, federal, state, local and international laws. In particular, the legal, political, or civil initiatives of countries, international governing bodies and/or other maritime jurisdictions may restrict our operations and prevent or cause us to suspend or abort particular searches or salvage operations ..

ITEM 1A.—RISK FACTORS

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our consolidated statements of operations for the eleven months ended December 31, 2013 , and for the year ended January 31, 2013 , reflect net losses of $59,113 and $9,368 respectively.  These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

In light of the acquisition of the membership interests of Endurance Exploration Group , LLC on December 31, 2013, we have presented in the notes to the consolidated financial statements combined proforma results of operations for the years ended December 31, 2013 and 2012 as though this acquisition had taken place on January 1, 2012.  These combined proforma financial statements show no revenue for the years ended December 31, 2013 and 2012 and combined net losses for those periods of $885,874 and $319,628 , respectively. We are currently evaluating acquisitions and other business opportunities. Our continuation as a going concern is dependent upon our ability to obtain clients and investment capital from future funding opportunities.  No assurance can be given that we will be successful in these efforts.

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

We have experienced a net loss in every fiscal year since our inception. Even if we do generate operating income in the future, subsequent developments in our industry, customer base, business or cost structure, or an event such as litigation may cause us to experience operating losses. We may not become profitable in the future.

We are subject to macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of start-up companies, all of which may adversely affect our financial results and growth.

Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of a shell company can adversely affect us .. These factors include:

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

•

changes in operating costs, including, but not limited to, energy, benefits, insurance and unanticipated costs resulting from force majeure events; and

•

the lack of availability, or increase in the cost, of capital for us.

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

•

spending cash and incurring debt;

•

assuming contingent liabilities; and

•

creating additional expenses.

We cannot assure you that we will be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments or alliances. Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of a revolving credit facility or other indebtedness we may incur.

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

Key management and operational personnel may be difficult to replace. We do not have any employment or noncompetition agreements with our key personnel. We may not be able to recruit or retain qualified employees in the future, which could affect our business.

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

Marine salvage operations are inherently technologically challenging and may be delayed, suspended or aborted due to weather, sea conditions or other natural hazards. Operations may be dependent on both predictable and unpredictable seasonal weather cycles. We may not be able to logistically begin, continue or complete operations during favorable weather conditions. Both predictable and unpredictable weather events, including but not limited to storms, cyclones, hurricanes, typhoons and tsunamis, may delay, suspend or cause us to abort particular salvage operations.

Because of the speculative nature of our operations, there is substantial risk that no commercially exploitable cargo will be found and our business will fail.

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

Other public and private entities may claim title to sites and/or recovered objects. Even if we are successful in locating and recovering shipwrecks and/or cargo, we cannot guarantee we will be able to establish or maintain legal possession over recovered objects if challenged by governmental entities, prior owners, decedents of prior owners, insurance interests, and other salvors.

We may experience delays in monetizing any recovered objects.

Even after a successful marine salvage operation, we may experience significant delays in monetizing any recovered objects. At this phase in operations, we have no sales personnel, distribution channels or sales contracts. Immediate access to buyers for recovered objects cannot be guaranteed, and delays in the monetization process may adversely affect our cash flows ..

Legal, political, or civil issues may interfere with our marine salvage operations.

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

The market price of our shares is volatile. Numerous factors, many of which are beyond our control, may cause the market price of our common stock to fluctuate significantly. These factors include: our earnings releases, actual or anticipated changes in our earnings, fluctuations in our operating results or our failure to meet the expectations of financial market analysts and investors; changes in financial estimates by us or by any securities analysts who might cover our stock; speculation about our business in the press or the investment community; significant developments relating to our relationships with our customers or suppliers; stock market price and volume fluctuations of other publically traded companies and, in particular, those that are in our industry; customer demand for our products; investor perceptions of our industry in general and us in particular; the operating and stock performance of comparable companies; general economic conditions and trends; announcements by us or our competitors of new products, significant acquisitions, strategic partnerships or divestitures; changes in accounting standards, policies, guidance, interpretation or principles; loss of external funding sources; sales of our common stock, including sales by our directors, officers or significant shareholders; and additions or departures of key personnel. Securities class action litigation is often instituted against companies following periods of volatility in their stock price. Should this type of litigation be instituted against us, it could result in substantial costs to us and divert our management’s attention and resources.

Moreover, securities markets may from time to time experience significant price and volume fluctuations for reasons unrelated to the operating performance of particular companies. These market fluctuations may adversely affect the price of our common stock at a time when you want to sell your stock.

We have never declared or paid any cash dividends on shares of our common stock and we are not likely to pay cash dividends in the foreseeable future ..

We intend to retain any future earnings for use in the operation and expansion of our business. We do not expect to pay any cash dividends in the foreseeable future but will review this policy as circumstances dictate. Should we decide in the future to do so, as a holding company, our ability to pay dividends and meet other obligations depends upon the receipt of dividends or other payments from our operating subsidiaries. In addition, our operating subsidiaries, from time to time, may be subject to restrictions on their ability to make distributions to us, including restrictions on the conversion of local currency into U.S. dollars or other hard currency and other regulatory restrictions ..

We may be subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share, subject to certain exemptions. As our common stock is a “penny stock,” it is subject to Rule 15g-9 under the Exchange Act, the so called “Penny Stock Rule”. This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

If a liquid market for our common stock does develop, its market price could fluctuate substantially due to a variety of factors, including market perception of our ability to achieve our planned growth, quarterly operating results of other companies in the same industry, trading volume in our common stock, changes in general conditions in the economy and the financial markets or other developments affecting us or our competitors. In addition, the stock market itself is subject to extreme price and volume fluctuations. This volatility has had a significant effect on the market price of securities issued by many companies for reasons unrelated to their operating performance and could have the same effect on our common stock.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

We currently share, at no charge, leased office space at 15500 Roosevelt Blvd., Suite 301 , Clearwater, FL 33760 , with Island Capital Management, an affiliate controlled by Micah Eldred.  We believe that such space is sufficient for our needs.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2013, there are no material, pending legal proceedings (other than ordinary routine litigation incidental to our business, if any) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY , RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock has been quoted on the OTCQB electronic quotation system under the symbol “TTNC”. As a result of changing our company name to Endurance Exploration Group, Inc., our common stock is now quoted on the OTCQB electronic quotation system under the symbol “EXPL”. These prices reflect inter-dealer prices without retail mark-up, mark-down, or commission, and may not necessarily reflect actual transactions. The following table sets forth the high and low bid prices for the common stock as reported for each quarterly period from the last two years. The prices have been adjusted for the 1 for 40 reverse stock split on May 31, 2013.

High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2013	December 31	$0.495	$0.022
2013	September 30	$0.5799	$0.10
2013	June 30	$0.64	$0.075
2013	March 31	$1.24	$0.008
2012	December 31	$0.008	$0.008
2012	September 30	$0.02	$0.008
2012	June 30	$0.04	$0.02
2012	March 31	$0.08	$0.008

We are a voluntary filer under the Securities Exchange Act of 1934.  As such, we make available our annual report which includes audited financial statements, and our quarterly reports which include unaudited financial statements.

As of December 31, 2013 there were 357 shareholders of record. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

Dividends

We have not declared any cash dividends since inception and do not anticipate paying any dividends in the near future. The payment of dividends is within the discretion of the Board of Directors and will depend on our earnings, capital requirements, financial condition, and other relevant factors. There are no restrictions that currently limit our ability to pay dividends on its common stock other than those generally imposed by applicable state law.

Warrants and Options

As of December 31, 2013, we had issued non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2015, with an exercise price of $0. 25 per share.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our equity securities could be issued as of December 31, 2013:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders(1)	5,000,000	$0.25	2,000,000
Totals

(1)	Includes shares of our common stock authorized for awards under the 2014 Non-qualified Stock Option Plan.

Our Board of Directors adopted the 2014 Non-qualified Stock Option Plan on December 31, 2013.  The Plan will terminate on December 31, 2018, unless earlier terminated by the Board.  Under the Plan, 7 million shares of common stock are reserved for issuance to non-employee directors, officers, employees, consultants and advisors.  The terms of each option award will be determined by the Board, or a duly appointed board committee, provided that no employee may receive options to purchase more than 5 million shares under the Plan, the exercise price must be at least equal to the fair market value of a share of common stock (as defined in the Plan) on the date of grant, and no option may be exercisable more than 10 years after the date of grant.  Shares awarded under the Plan may be from authorized and unissued shares or treasury shares.

Transfer Agent

Our transfer agent is Island Capital Management, LLC, doing business as Island Stock Transfer, and can be reached at the following address:

Island Stock Transfer

15500 Roosevelt Blvd., Suite 301

Clearwater, FL  33760

Tel: (727) 289-0010

Our transfer agent is controlled by Micah Eldred, our Chairman, Chief Executive Officer and President.

Issuances of Unregistered Securities

On May 6, 2013, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley which was our largest shareholder at the time, relating to the conversion of indebtedness to Endeavour in the amount of $272,356. This amount represents the debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into preferred stock at $.000172 per share (pre-reverse split), which value was determined by the Board of Directors to be fair and reasonable at the time.  The Company did not have sufficient common shares available for issuance in exchange for the debt on these terms, so it was agreed that the Company would issue shares of preferred stock, and such preferred shares would be exchanged on a one-for-one basis in the future for shares of common stock.  Although the market price of the common stock was hovering around $0.0002 per share at the time, the Board determined that the market price was not reflective of the true value of the stock.  Indications of this included the following facts:

•

there was very minimal trading activity in the Company’s stock,

•

as of April 30, 2013, the Company had no assets and negative shareholders’ equity of $352,786, and

•

between December 15, 2012 and May 3, 2013, Endeavour Cooperative Partners LLC had purchased approximately 29,900,000 shares of Company stock from other shareholders at a price of $0.0001 per share.

On May 8, 2013, Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split, and were converted into shares of common stock on a one-for-one basis on December 31, 2013.

On December 31, 2013, we entered into an Addendum to the Debt Conversion Agreement, dated May 6, 2013, with Endeavour Cooperative Partners LLC, relating to the conversion of indebtedness to Endeavour in the amount of $289,390.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.022727 per share, which the Board believed to be based on the value of the stock prior to the closing of the acquisition of Endurance Exploration Group, LLC later that day, based on recent trading activity.  Endeavour converted all of such debt into shares on such date, as a result of which we issued 12,733,499 shares to Endeavour.

On December 31, 2013, our Board of Directors authorized the issuance of, and we issued, 3,450,000 shares of common stock, valued at $0.0229 per share, as compensation to certain employees and consultants for services rendered.

On December 31, 2013, we completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members in exchange for 20,550,539 shares of our common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC of $381,173 as of December 31, 2013.

On December 31, 2013, our Board of Directors authorized the issuance of, and we issued, options to purchase an aggregate of 5,000,000 shares of our common stock at $0.25 per share any time prior to December 15, 2015.  Options were issued to our directors (Micah Eldred, Carl Dilley and Christine Zitman), our employees and certain consultants and service providers as compensation for services rendered and as an inducement for the consultants (Guy Zajonc, Steven Saint Amour and Errol de Montille) to join our Board of Directors.

All of the foregoing shares issuances were exempt from registration under Section 4(2)(a) of the Securities Act of 1933, as amended.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The results presented in this “Management’s Discussion and Analysis of Financial Conditions and Results of Operations” are those of Endurance Exploration Group, Inc. and its subsidiaries as reflected in the audited consolidated financial statements included herein.

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

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo. Net proceeds of our recovery efforts, after payment the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%). We expect to begin initial survey operations on project “Black Marlin” in mid to late -2014.

Critical Accounting Estimates – Stock Based Compensation

We apply the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for our stock-based compensation.  Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award.  We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2013 was $.003985. We used the following Black-Scholes assumptions in arriving at the fair value of options granted on December 31, 2013:

Expected Life In Years	1.5
Risk-free Interest Rates	..350%
Volatility	145.04%
Dividend Yield	0%

Results of Operations

The following information represents our results of operations for the eleven months ended December 31, 2013 and for the year ended January 31, 2013, exclusive of the historical operations of Endurance Exploration Group LLC. which we acquired on December 31, 2013.   Proforma combined results of operations for the years ended December 31, 2013 and 2012 as though the acquisition had taken place on January 1, 2012, are included in the notes to the audited consolidated financial statements included in this report for comparative purposes.

Revenue

Since our inception on January 19, 2006 to December 31, 2013, we have not generated any revenues. With the acquisition of Endurance Exploration Group LLC, we hope to begin generating revenue in 2014 from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred $19,925 in stock based compensation for the eleven months ended December 31, 2013 as compared to $0 for the year ended January 31, 2013, an increase of $19,925.  The stock based compensation is a result of the options issued at December 31, 2013.

We incurred general and administrative expenses of $37,813 for the eleven months ended December 31, 2013 as compared to $6,663 for the year ended January 31, 2013, an increase of $31,150.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the eleven month period ended December 31, 2013, we incurred a net loss of $59,113 as compared to $9,368 for the year ended January 31, 2013.

Current Liquidity and Capital Resources

Since Endeavour Cooperative Partners, LLC, acquired control of us in January 2013, we have funded our operations primarily through the sale of equity securities in private placements and debt financing.

As of December 31, 2013, we had $2,540 in cash ..

Net cash used by operating activities was $26,608 for the eleven months ended December 31, 2013.

Net cash provided by investing activities was $1,940 for the eleven months ended December 31, 2013, and is represented by the cash balance acquired with the purchase of Endurance Exploration Group , LLC on December 31, 2013.

Net cash provided by financing activities was $27,208 for the eleven months ended December 31, 2013.  This amount represents funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

On December 31, 2013, we entered into an Addendum to the Debt Conversion Agreement, dated May 6, 2013, with Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, in the amount of $289,390.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.022727 per share, which Endeavour did, as a result of which we issued 12,733,496 shares to Endeavour.

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

Research and Development

For the eleven months ended December 31, 2013 and the year ended January 31, 2013, we did not have any research and development expenses.

Inflation

The amounts presented in the our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off balance sheet transactions.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 25, 2013

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	January 31,
	2013	2013
ASSETS
Current Assets
Cash and cash equivalents	$ 2,540	$ -
Other current assets	-	8,500
Total Current Assets	2,540	8,500

Fixed Assets
Equipment, furniture and fixtures	611,261	-
Accumulated depreciation	(162,281)	-
Total Fixed Assets - net	448,980	-
Other assets	1,100	-

TOTAL ASSETS	$ 452,620	$ 8,500

LIABILITIES AND ‘ STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 20,162	$ 40,235
Liabilities from discontinued operations	60,644	124,576
Loans and notes payable to related parties	62,500	169,150
Total Current Liabilities	143,306	333,961

TOTAL LIABILITIES	143,306	333,961

Stockholders’ Deficit
Preferred stock: 10,000,000 authorized, $.001par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 35,770,947 and 1,993,495 shares issued and outstanding	357,709	19,935
Common stock issuable; 13,333 shares	133	133
Additional paid in capital	4,891,686	4,535,572
Accumulated deficit	(4,940,214)	(4,881,101)
TOTAL STOCKHOLDERS EQUITY (DEFICIT)	309,314	(325,461)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$ 452,620	$ 8,500

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Eleven Months Ended	For the Year Ended
	December 31, 2013	January 31, 2013

Revenues	$ -	$ -

Operating Expenses
Stock based compensation	19,925	-
General and administrative	37,813	6,663
Total operating expenses	57,738	6,663

Net loss from operations	(57,738)	(6,663)

Non-operating activity
Interest expense	(1,375)	(2,705)
Net loss	($59,113)	($9,368)
Basic and diluted loss per share	$ ($0.03)	$ 0.00
Weighted average number of shares outstanding	2,094,625	1,993,495

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable		Additional Paid in Capital	Accumulated (Deficit)	Total
	Shares	Amount	Shares	Amount	Shares	Amount
Balances, January 31, 2012 - as previously stated	-	$ -	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$(4,871,733)	$(316,093)

Adjustment to reflect reverse split of 1 for 40			(77,743,065)	(7,775)	(520,000)	(52)	7,827		-

Adjustment to reflect change in par value from $.0001 to $.01				19,736		132	(19,868)		-

Balances, January 31, 2012 - as restated	-	$ -	1,993,495	$ 19,935	13,333	$ 133	$ 4,535,572	$(4,871,733)	$(316,093)

Net loss for the year ended January 31, 2013								(9,368)	(9,368)

Balances, January 31, 2013	-	$ -	1,993,495	$ 19,935	13,333	$ 133	$ 4,535,572	$(4,881,101)	$(325,461)

Issuance of preferred shares for debt	493,414	493					2,907		3,400

Conversion of preferred shares to common 1 for 1	(493,414)	(493)	493,414	4,934			(4,441)		-

Issuance of common shares for debt			12,733,499	127,335			162,055		289,390

Issuance of common shares for acquisition of Endurance Explorations LLC			20,550,539	205,505			175,668		381,173

Issuance of options for services							19,925		19,925
Net loss for the eleven months ended December 31, 2013								(59,113)	(59,113)
Balances, December 31, 2013	-	$ -	35,770,947	$ 357,709	13,333	$ 133	$ 4,891,686	$(4,940,214)	$ 309,314

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Eleven Months Ended December 31, 2013	For the Year Ended January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(59,113)	$(9,368)

Adjustments to reconcile net loss to net cash provided by operating activities
Stock based compensation	19,925	-
Changes in operating assets and liabilities:
Prepaid expenses	8,500	(8,500)
Other assets	2,705	-
Accounts payable and accrued expenses	1,375	(22,294)
Net Cash Provided by Operating Activities	(26,608)	(40,162)

CASH FLOWS FROM INVESTING ACTIVITIES:
Cash acquired in business acquisition	1,940	-
Net Cash Provided by Investing Activities	1,940	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	27,208	40,162
Net Cash Provided by Financing Activates	27,208	40,162

Net increase (decrease) in cash and cash equivalents	2,540	-
Cash and cash equivalents, beginning of period	-	-
Cash and cash equivalents, end of period	$2,540	$-

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:
• May 8, 2013, the Company issued 493,414 preferred shares as conversion of debt
• December 31, 2013, the Company issued 12,733,499 common shares for a reduction of debt in the amount of $289, 390
• December 31, 2013, the Company issued 493,414 common shares as a conversion of the previously issued 493,414 preferred shares on a 1 for 1 basis
• December 31, 2013, the Company issued options to acquire 5,000,000 common shares for services
• December 31, 2013, the Company issued 20,550,539 common shares in conjunction with the acquisition of 100% of the member interests of Endurance Explorations LLC as follows:

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

Endurance Exploration Group LLC – is engaged in the archaeologically sensitive exploration and recovery of deep-ocean shipwrecks throughout the world. We intend to recover bullion precious metals, numismatic-grade coinage, high-value non-ferrous metals and other valuable cargos from both historic and modern shipwrecks.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options and warrants (calculated using the treasury stock method). As of December 31, 2013, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

On December 31, 2013, the Company issued 12,733,499 common shares in satisfaction of $289, 390 of related party debt, which included the $25,000 owed to Island Capital Management, LLC under the promissory note dated April 27, 2011.

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

NOTE F – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

On May 6 , 2013, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC in the amount of $272,356.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allow for Endeavour to convert this debt into preferred stock at $.000172 per share.  On May 8, 2013 Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split.

On May 31 , 2013, the Company affected a 1 share for 40 shares reverse split of its common and preferred stock.  As a result, the issued and outstanding shares at that date were decreased from 79,736,560 to 1,993,495.  The authorized shares at that date were then decreased from 100,000,000 to 2,500,000; 2,000,000 shares of common stock and 500,000 preferred shares.

On July 22, 2013, the Company amended and restated its Articles of Incorporation to increase the total authorized capital stock of the corporation to 110,000,000 shares, being comprised of 100,000,000 shares of common stock with a par value of $.01 per share, and 10,000,000 shares of preferred stock with a par value of $.001.

On December 31, 2013, the Company issued 12,733,499 common shares in satisfaction of $289, 390 of related party debt.

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

None.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Report.  Our audited consolidated financial statements have been included in this annual report in reliance upon DKM Certified Public Accountants, Independent Registered Public Accounting Firm, as an expert in accounting and auditing.

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

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act.

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

The following material weaknesses were noted:

1.

We have no audit committee and none of our Directors were considered independent. We had not adopted a policy on fraud or code of ethics.

2.

We have no financial expert on our Board of Directors who is able to detect a material misstatement.

3.

We had no processes in place for someone to review and determine financial impacts of contracts and agreements.

Changes in Internal Controls over Financial Reporting

Management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material occupations , positions, offices or employments for the past five years of our current directors and executive officers:

Officers and Directors

Name	Age	Position
Micah Eldred	45	Director, President, Chief Executive Officer
Carl Dilley	58	Director and Vice President
Christine Zitman	44	Director, Chief Financial Officer, Secretary and Treasurer
Guy M. Zajonc	61	Director
Steve Saint Amour	49	Director
Errol de Montille	68	Director

Background of Executive Officers and Directors

Micah Eldred was appointed as Director, President, Chief Executive Officer , Secretary, Chief Financial Officer, and Treasurer on February 7, 2011.  Mr. Eldred stepped down as Secretary, Chief Financial Officer and Treasurer in January 2013, when Christine Zitman was appointed to those positions.  Mr. Eldred was appointed as Chairman of the Board in January 2013.   Mr. Eldred has served as Chief Executive Officer (“CEO”) of Endeavour Cooperative Partners, LLC, and its subsidiaries, Spartan Securities Group, Ltd., Island Capital Management, LLC, and Endeavour Insurance Partners, LLC, for over ten years. Island Stock Transfer, a division of Island Capital Management LLC, is our transfer agent. Mr. Eldred holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. Mr. Eldred was a co-founder of Endurance Exploration Group, LLC.

Carl Dilley has served as a Director since January 2013, and was appointed as Vice President in January 2013 .. Mr. Dilley has served as president of Island Stock Transfer, a division of Island Capital Management, LLC, from 2003 to present and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. Island Stock Transfer is our transfer agent.   He is also an employee of Spartan Securities Group and holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama.Carl Dilley was a co-founder of Endurance Exploration Group, LLC.

Christine Zitman has served as a Director, our Chief Financial Officer and Secretary/Treasurer since January 2013. Ms. Zitman has served as Chief Financial Officer of Endeavour Cooperative Partners, LLC and its subsidiaries since joining the company in March of 2006. Christine is responsible for oversight of day to day financial operations including but not limited to providing timely, accurate, and compliant financial data.  She is responsible for all financial reporting functions of Endeavour and its subsidiaries. She is also involved in the marketing process to increase our client base for the various companies. Christine received a Bachelor of Science in Accounting from St Francis College in New York City in 1994.

Guy M. Zajonc has served as a Director since January 2014.  He is currently President and CEO of Five by Five Media, Inc. (2008 to present).  He served as Senior Manager and General Counsel to Odyssey Marine Exploration, Inc. (2003 to 2006).  At Odyssey, he helped manage marine operations, helped build the research depart, found and hired the researchers that were directly responsible for the location of the Mercedes, HMS Victory and the Gairsoppa.  A graduate of Gonzaga University Law School and a member of the Washington State Bar since 1978, (retired 2010) Mr. Zajonc has participated in a number deep and shallow water projects since 1995, some of which are listed below:

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

Errol de Montille has served as a Director since January 2014.  Mr. de Montille has been the President and owner of Intaba LLC, since January 2011.  Intaba is an international business consulting firm.  From February 2001 to 2012, he was the President and owner of EBDM & Associates LLC, which was also an international business consulting firm.  He has considerable governmental and international experience, which he acquired during his 25 years with the South African Department of Foreign Affairs.  A graduate of the University of Natal in Durban where he majored in economics and commerce, Mr. de Montille did his professional apprenticeship with a chartered accountancy firm earning an equivalent of a CPA, before joining the South African Department of Foreign Affairs in 1971. He obtained a law degree in 1980.

In his diplomatic career, Mr. de Montille represented South Africa in Malawi, Italy, Japan and the United States.  He also represented South Africa at numerous international governmental organizations of an environmental and conservation nature including successive Antarctic Consultative Party Treaty Meetings. He was also South Africa’s alternate Commissioner to the International Whaling Commission for two successive years.  Returning from Washington DC in 1993 Mr. de Montille was appointed Director: Asia and Australasia where he oversaw the establishment of diplomatic relations with many countries.  In 1995 Mr. de Montille was re-assigned as Acting Chief Director: Americas to oversee South Africa’s relations with the United States and Canada. He accompanied the then South African Deputy President Thabo Mbeki on several official visits to the United States initially to inaugurate the US/SA Binational Commission.  In 1996 Mr. de Montille left the South African Department of Foreign Affairs and joined a leading international business consultancy firm in Washington DC as an international business advisor and consultant. The company specialized in Japan.

In 2001 , Mr. de Montille formed his own international business consultancy company. Since then he has managed more than $1 billion in business development and structured over 100 deals for his clients. He has recently been involved in maritime and salvage matters and was the lead negotiator with the Japanese Government to salvage a World War II built submarine which sank off the African coast as well as successfully negotiating an agreement with an island government in the Indian Ocean for salvage rights for a colonial built vessel.

Steve Saint Amour has served as a Director since January 2014.  He has been involved in the subsea industry for over twenty-eight years and is recognized as an authority in the field of aviation and marine casualty investigations. He is an active member of the International Society of Air Safety Investigators (ISASI) and the Society of Naval Architects and Marine Engineers (SNAME) and routinely writes articles and conducts seminars on behalf of these and other professional organizations.

In 2009 , Mr. Saint Amour and his wife, Joan Saint Amour co-founded Eclipse Group Inc. (EGI).  EGI is a marine operations service provider based in Annapolis, Maryland and provides turnkey subsea technical solutions to both commercial and government customers worldwide. EGI holds several multi-year contracts and subcontracts with the U.S. Navy, National Oceanographic Atmospheric Agency (NOAA) and several international commercial companies based both in the U.S. and abroad.

In 1999 , Mr. Saint Amour accepted the position of Remote Operated Vehicle (ROV) Operations and Sales Manager at Phoenix International, Inc., an underwater services company based in Crystal City, VA.

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

Director Independence

The Board had no independent Directors during 2013.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of our directors, persons nominated to become directors or executive officers.

Code of Ethics

We have not adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics is required that applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions. We expect to adopt a Code of Ethics in the next twelve months.

Nominations for Directors

We do not have a nominating committee. The Board of Directors, sitting as a Board, selects individuals to stand for election as members of the Board. Since the Board of Directors does not include a majority of independent directors, the decision of the Board as to director nominees is made by persons who have an interest in the outcome of the determination.   The Board will consider candidates for directors proposed by security holders, although no formal procedures for submitting candidates have been adopted. Unless otherwise determined, not less than 90 days prior to the next annual Board of Directors’ meeting at which the slate of Board nominees is adopted, the Board will accept written submissions of proposed nominees that include the name, address and telephone number of the proposed nominee; a brief statement of the nominee’s qualifications to serve as a director; and a statement as to why the shareholder submitting the proposed nominee believes that the nomination would be in the best interests of shareholders. If the proposed nominee is not the same person as the shareholder submitting the name of the nominee, a letter from the nominee agreeing to the submission of his or her name for consideration should be provided at the time of submission. The letter should be accompanied by a résumé supporting the nominee’s qualifications to serve on the Board of Directors, as well as a list of references.

The Board identifies director nominees through a combination of referrals from different people, including management, existing Board members and security holders. Once a candidate has been identified, the Board reviews the individual’s experience and background and may discuss the proposed nominee with the source of the recommendation. If the Board believes it to be appropriate, Board members may meet with the proposed nominee before making a final determination whether to include the proposed nominee as a member of management’s slate of director nominees submitted to shareholders for election to the Board.

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

Audit Committee

The functions of an audit committee are currently carried out by our Board of Directors. Our Board of Directors has determined that we do not have an audit committee financial expert on our Board of Directors. The Board of Directors has determined that the cost of hiring a financial expert to act as a Director and to be a member of an audit committee or otherwise perform audit committee functions outweighs the benefits of having a financial expert.

Section 16(a) Beneficial Ownership Compliance Reporting

As we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934 , our directors and officers, and persons who own more than ten-percent (10%) of our common stock, are not required to file reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5 , with the SEC ..

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our President and Chief Executive Officer , and the two most highly compensated executive officers who served at the end of the fiscal years December 31, 2013, 2012 and 2011. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($) ~~[4]~~ [1]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micah Eldred President	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley Vice President	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Christine Zitman Secretary and Treasurer	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

[1] This column represents the aggregate grant date fair value of stock options granted on December 31, 2013, in accordance with SEC rules. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the recipients.  Assumptions used in determining the fair value of these stock options is discussed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Stock Based Compensation.”  Stock option awards to Messrs. Eldred and Dilley and Ms. Zitman consist of immediately exercisable options to purchase 1,000,000 shares of common stock each at an exercise price of $0.25.  The options expire December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards held by the named executive officers and outstanding at December 31, 2013.  All of the options listed were granted on December 31, 2013, and were exercisable in full as of the date of grant.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Micah Eldred	1,000,000	-0-	-0-	$ 0 ..25	12/31/15	-0-	-0-	-0-	-0-
Carl Dilley	1,000,000	-0-	-0-	$ 0 ..25	12/31/15	-0-	-0-	-0-	-0-
Christine Zitman	1,000,000	-0-	-0-	$ 0 ..25	12/31/15	-0-	-0-	-0-	-0-

Compensation of Directors

During 2013, our Directors, who also served as our officers, were not separately compensated for their service as Directors.  Their compensation is reflected in the Summary Compensation Table above.  Our directors currently serve without compensation.   All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred.  Cash or equity compensation for our directors may be authorized in the future.

Compensation Paid to Messrs. Zajonc, Saint Amour and de Montille in 2013

On December 31, 2013, an option to acquire 500,000 shares of our common stock at $0.25 per share was issued to Guy M. Zajonc.  The option was issued to Mr. Zajonc in consideration of services including research and corporate advice, and as an inducement to join our Board of Directors, which Mr. Zajonc did in January 2014.

On December 31, 2013, an option to acquire 250,000 shares of our common stock at $0.25 per share was issued to Steven Saint Amour.  The option was issued to Mr. Saint Amour in consideration of his general advice regarding undersea operations, equipment and personnel selections, and as an inducement to join our Board of Directors, which Mr. Saint Amour did in January 2014.

On December 31, 2013, an option to acquire 250,000 shares of our common stock at $0.25 per share was issued to Errol de Montille.  The option was issued to Mr. de Montille in consideration for his services to us relating to our introduction to the sovereign government of an island nation in the Indian Ocean and assisting us with negotiating our salvage permit with the government, and to partially reimburse Mr. de Montille for his travel expenses to such island nation, and as an inducement for him to join our Board of Directors, which Mr. de Montille did in January 2014.

Board of Directors and Committees

As of December 31, 2013, our Board of Directors consisted of Micah Eldred, Carl Dilley, and Christine Zitman.  On January 6, 2014 the Board of Directors appointed Guy M. Zajonc, Errol de Montille and Steve Saint Amour as additional directors. The Board has not appointed any committees ..

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers ..

Pension, Retirement or Similar Benefit Plans

There are no arrangements or plans under which we provide pension, retirement or similar benefits for directors or executive officers.

Compensation Committee

We currently do not have a compensation committee of the Board of Directors. The Board of Directors as a whole determines executive compensation.

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 31, 2014 , and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Micah Eldred, President, CEO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	21, 133,668 (2)	57.5%
Carl Dilley, Director, Vice President 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	11,266,777 (2)	30 ..6%
Christine Zitman, Secretary, Treasurer, CFO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2, 100, 000 (2)	5.7%
Guy Zajonc 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	1,500,000 (3)	4.1%
Steven Saint Amour 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	350,000 (4)	1.0%
Errol de Montille 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	600,000 (5)	1.7%
All and Officers as a Group (6 persons)	36,950,445	92.9%

(1)  Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)  Includes 1,000,000 stock options exercisable until December 31, 2015 at a price of $0.25 per share, for each of Micah Eldred, Carl Dilley ~~,~~ and Christine Zitman.

(3)  Includes 500,000 stock options exercisable until December 31, 2015 at a price of $0.25 per share.

(4)  Includes 250,000 stock options exercisable until December 31, 2015 at a price of $0.25 per share.

(5)  Includes 250,000 stock options exercisable until December 31, 2015 at a price of $0.25 per share.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2012 and 2013, Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, and Endeavour’s subsidiaries, Island Capital Management LLC and Proxy & Printing, LLC, made numerous advances to us in order to provide us with funds to carry on our operations.  None of such companies charged us interest on such advances.  In addition, during fiscal 2012 and 2013, Endeavour Cooperative Partners acquired the right to payment under certain accounts and promissory notes from a number of our creditors.  The aggregate amount due to Endeavour and its subsidiaries for these advances to us and under the accounts and notes purchased by Endeavour from our creditors was $166,650 at January 31, 2013.

On May 6, 2013, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners, which also was our largest shareholder at the time, relating to the conversion of our indebtedness to Endeavour, then in the amount of $272,356.  The terms of the agreement allowed for Endeavour to convert this debt into shares of our preferred stock at $.000172 per share (pre-reverse split), which value was determined by the Board of Directors to be fair and reasonable at the time.  We did not have sufficient common shares available for issuance in exchange for the debt on these terms, so it was agreed that we would issue shares of preferred stock, and such preferred shares would be exchanged on a one-for-one basis in the future for shares of common stock.  Although the market price of the common stock was hovering around $0.0002 per share at the time, the Board determined that the market price was not reflective of the true value of the stock.  Indications of this included the following facts:

•

there was very minimal trading activity in our stock,

•

as of April 30, 2013, we had no assets and negative shareholders’ equity of $352,786, and

•

between December 15, 2012 and May 3, 2013, Endeavour Cooperative Partners had purchased approximately 29,900,000 shares of our common stock from other shareholders at a price of $0.0001 per share.

On May 8, 2013, Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split, and were converted into shares of common stock on a one-for-one basis on December 31, 2013.

On December 31, 2013, we entered into an Addendum to the Debt Conversion Agreement, dated May 6, 2013, with Endeavour relating to the conversion of our indebtedness to Endeavour, then in the amount of $289,390.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.022727 per share, which the Board believed to be based on the value of the stock prior to the closing of the acquisition of Endurance Exploration Group, LLC later that day, based on recent trading activity.  Endeavour converted all of such debt into shares on such date, as a result of which we issued 12,733,499 shares of common stock to Endeavour.

On December 31, 2013, we completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of our common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, we assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at January 31, 2013 and December 31, 2013, including accrued interest, was $61,875 and $64,625, respectively.

We have entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as our transfer agent.  It did not charge us for its services during 2012 or 2013.

We have entered into a contract with Proxy & Printing LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide us with printing and other services relating to our filings with the SEC.  It did not charge us for its services during 2012 or 2013.

Other than as described above, we have not entered into any transactions with our officers, Directors , persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since January 1, 2012, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years. It is anticipated that we will continue to borrow from Endeavour Cooperative Partners and its subsidiaries in 2014 to meet our cash needs.  It is anticipated that the terms of such borrowings will be more favorable than we could obtain from independent third parties, and that we may enter into additional agreements with Endeavour to allow us to repay such indebtedness in shares of common stock.

Review and Approval of Related Person Transactions

In order to ensure that material transactions and relationships involving a potential conflict of interest for any executive officer or director of the Company are in the best interests of the Company, all such conflicts of interest are required to be reported to the Board of Directors, and the approval of the Board of Directors must be obtained in advance for the Company to enter into any such transaction or relationship.

Any member of the Board who has a conflict of interest with respect to a transaction under review may not participate in the deliberations or vote respecting approval of the transaction, provided, however, that such director may be counted in determining the presence of a quorum.

Director Independence

The Board had no independent Directors during 2013.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, DKM Certified Public Accountants, and any other fees billed for other services rendered by them during these periods.

	Year Ended December 31, 2013	Year Ended January 31, 2013
Audit fees	$16,500	$6,350
Audit-related fees	3,750	-
Tax fees	-	-
All other fees	-	-
Total	$20,350	$6,350

Since our inception, our Board of Directors, performing the duties of an audit committee , reviews all audit and non-audit related fees at least annually. The Board of Directors pre-approved all audit related services in fiscal years 2013 and 2012.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page F-1.

(a) (2) Financial Statement Schedules

None. The financial statement schedules are omitted because they are inapplicable or the requested information is shown in our consolidated financial statements or related notes thereto.

Exhibits

Exhibit No.

Exhibit Description

3.1

Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on August 26, 2013.

3.2

Amendment to Amended and Restated Articles of Incorporation, filed with the Nevada Secretary of State on January 3, 2014 (filed as an Exhibit to the Registrant’s Form 8-K/A, dated January 2, 2014, filed with the Commission on January 16, 2014, and incorporated herein by reference)

3.3

Bylaws, as adopted January 14, 2013

10.1

Promissory Note for $60,000 due to Micah Eldred, dated June 19, 2012

10.2

Debt Conversion Agreement, dated May 6, 2013, with Endeavour Cooperative Partners LLC

10.3

Addendum, dated December 31, 2013, to Debt Conversion Agreement dated May 6, 2013, with Endeavour Cooperative Partners LLC

10.4

Share Exchange Agreement with Micah Eldred and Carl Dilley, as Members of Endurance Exploration Group, LLC, dated December 31, 2013

10.5*

2014 Non-Qualified Stock Option Plan

10.6*

Form of Stock Option Agreement

21

Subsidiaries of the Registrant

31

Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32

Certification of Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

__________________________________________

*  Indicates management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized , this 8th day of August, 2014 ..

ENDURANCE EXPLORATION GROUP, INC.

By: /s/ Micah Eldred
Micah Eldred
Chairman, Chief Executive Officer and President

By: /s/ Christine Zitman
Christine Zitman
Director, Chief Financial Officer, Secretary, Treasurer

Pursuant to the requirements of the Exchange Act this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Micah Eldred	Date: August 8, 2014
Micah Eldred
Director , Chief Executive Officer and President
/s/ Christine Zitman	Date: August 8, 2014
Christine Zitman
Director , Chief Financial Officer , Secretary, Treasurer

/s/ Carl Dilley	Date: August 8, 2014
Carl Dilley
Director and Vice President
/s/ Guy Zajonc	Date: August 8, 2014
Guy Zajonc
Director