Form 10-Q
period 2014-06-30
Endurance Exploration Group, Inc.
filed 2014-08-13
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

(727)-289-0010

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

As of August 13, 2014, the registrant had 36,204,280 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	4

Consolidated Statements of Operations for the three and six months ended June 30, 2014 and July 31, 2013	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and July 31, 2013	6

Notes to the Consolidated Financial Statements	7

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,576	$2,540
Prepaid expenses		-
Total Current Assets	5,576	2,540

Fixed Assets
Equipment, furniture and fixtures	624,471	611,261
Accumulated depreciation	(209,344)	(162,281)
Total Fixed Assets – net	415,127	448,980

Other assets	1,100	1,100

TOTAL ASSETS	$421,803	$452,620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$69,314	$20,162
Liabilities from discontinued operations	60,644	60,644
Advances from related parties	197,500	62,500
Total Current Liabilities	327,458	143,306

TOTAL LIABILITIES	327,458	143,306

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 36,204,280 and 35,770,947 shares issued and outstanding respectively	362,043	357,709
Common stock issuable; 0 and 13,333 shares respectively	-	133
Additional paid in capital	4,992,486	4,891,686
Accumulated deficit	(5,260,184)	(4,940,214)
Total Stockholders' Equity	94,345	309,314
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$421,803	$452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,	July 31,	June 30,	July 31,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	72,631	-	108,781	-
Marketing and promotion	32,852	-	52,712	-
General administration	58,275	4,531	110,664	31,480
Depreciation	23,869	-	47,063	-
Total operating expenses	187,627	4,531	319,220	31,480

Net loss from operations	(187,627)	(4,531)	(319,220)	(31,480)
Non-operating activity
Interest expense	(375)	(375)	(750)	(750)
Net loss	$ (188,002)	$ (4,906)	$ (319,970)	$ (32,230)

Basic and diluted loss per share	$ (.005)	$ (.002)	$ (.009)	$ (.013)
Weighted average number of
shares outstanding	36,123,328	1,993,495	35,948,111	1,993,495

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2014 (unaudited)	For the Six Months Ended July 31, 2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(319,970)	$(32,230)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	47,063	-
Changes in operating assets and liabilities:
Prepaid expenses	-	8,500
Accounts payable and accrued expenses	49,153	(34,250)
Net Cash Used by Operating Activities	(223,754)	(57,980)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(13,210)	-
Net Cash Used by Investing Activities	(13,210)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	240,000	58,580
Net Cash Provided by Financing Activates	240,000	58,580

Net increase (decrease) in cash and cash equivalents	3,036	600
Cash and cash equivalents, beginning of period	2,540	-
Cash and cash equivalents, end of period	$5,576	$600

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

April 2014 – issued 420,000 common shares as satisfaction of $105,000 of related party debt.

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2014

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.  This Form 10Q for the three and six months ended June 30, 2014 represents the second quarterly filing for the new fiscal year.  The comparative data presented in the consolidated statements of operations and cash flows are for the three and six months ended July 31, 2013 are consistent with the prior year’s filings prior to the transition to the calendar year.  A restatement of the prior year amounts to reflect the transition to calendar quarters has been deemed by management to be immaterial and cost prohibitive, and thus has not been done.

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Company and its subsidiaries as of June 30, 2014.  As the acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel, occurred as of the close of its business on December 31, 2013.  The results of operations for this acquired company are reported commencing with January 1, 2014.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2014 and the results of operations and cash flows for the three and six months ended June 30, 2014 and July 31, 2013 have been made.  All material intercompany transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through August 15, 2014, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of June 30, 2014, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2014 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2014 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to June 30, 2014, the Company incurred losses of $5,260,184. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Pro forma results of operations for the three and six months ended June 30, 2013 as though this acquisition had taken place at January 1, 2013 are as follows:

	Three Months Ended	Six Months Ended
	June 30, 2013	June 30, 2013

Revenue	$ -	$ -

Operating expenses
Operations and research	206,458	301,166
Marketing and promotion	22,331	25,036
General administration	41,133	73,833
Depreciation	21,468	42,156

	291,390	442,191

Net operating loss	(291,390)	(442,191)

Interest expense	(1,875)	(4,830)

Net loss	$ (293,265)	$ (447,021)

The unaudited pro forma results disclosed in the table above are based on various assumptions and are not necessarily indicative of the results of operations that would have occurred had the Company completed this acquisition on January 1, 2013.

NOTE D – FIXED ASSETS

Fixed assets consist of the following at June 30, 2014 and December 31, 2013:

	June 30, 2014	December 31, 2013

Vessels and equipment	$ 610,379	$ 599,545
Computers and peripherals	14,092	11,716
	624,471	611,261
Less: Accumulated depreciation	(209,344)	(162,281)
Fixed Assets - net	$ 415,127	$ 448,980

Depreciation expense for the three and six months ended June 30, 2014 was $23,869 and $47,063 respectively.  All fixed assets were acquired at December 31, 2013, therefore, there is no depreciation recorded for 2013.

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During 2012 and 2013, Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, and Endeavour’s subsidiaries, Island Capital Management LLC and Proxy & Printing, LLC, made numerous advances to the Company in order to provide the Company with funds to carry on its operations.  None of such companies charged the Company interest on such advances.  In addition, during fiscal 2012 and 2013, Endeavour Cooperative Partners acquired the right to payment under certain accounts and promissory notes from a number of the Company’s creditors.  The aggregate amount due to Endeavour and its subsidiaries for these advances to the Company and under the accounts and notes purchased by Endeavour from the Company’s creditors was $166,650 at January 31, 2013.

On May 6, 2013, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners, which also was its largest shareholder at the time, relating to the conversion of its indebtedness to Endeavour, then in the amount of $272,356.  The terms of the agreement allowed for Endeavour to convert this debt into shares of the Company’s preferred stock at $.000172 per share (pre-reverse split), which value was determined by the Board of Directors to be fair and reasonable at the time.  The Company did not have sufficient common shares available for issuance in exchange for the debt on these terms, so it was agreed that the Company would issue shares of preferred stock, and such preferred shares would be exchanged on a one-for-one basis in the future for shares of common stock.  Although the market price of the common stock was hovering around $0.0002 per share at the time, the Board determined that the market price was not reflective of the true value of the stock.  Indications of this included the following facts:

•

there was very minimal trading activity in the Company’s stock,

•

as of April 30, 2013, the Company had no assets and negative shareholders’ equity of $352,786, and

•

between December 15, 2012 and May 3, 2013, Endeavour Cooperative Partners had purchased approximately 29,900,000 shares of the Company’s common stock from other shareholders at a price of $0.0001 per share.

On May 8, 2013, Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split, and were converted into shares of common stock on a one-for-one basis on December 31, 2013.

On December 31, 2013, the Company entered into an Addendum to the Debt Conversion Agreement, dated May 6, 2013, with Endeavour relating to the conversion of the Company’s indebtedness to Endeavour, then in the amount of $289,390.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.022727 per share, which the Board believed to be based on the value of the stock prior to the closing of the acquisition of Endurance Exploration Group, LLC later that day, based on recent trading activity.  Endeavour converted all of such debt into shares on such date, as a result of which the Company issued 12,733,499 shares of common stock to Endeavour.

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of the Company’s common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at June 30, 2014, including accrued interest, was $65,375.

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as its transfer agent.  It did not charge the Company for its services during the three or six months ended June 30, 2014 or the three or six months ended July 31, 2013.

The Company has entered into a contract with Proxy & Printing LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the three or six months ended June 30, 2014 or the three or six months ended July 31, 2013.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC relating to the conversion of indebtedness to Endeavour in the amount of $35,000.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which the Company issued 140,000 shares to Endeavour.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Island Capital Management, LLC, a company owned and controlled by Endeavour Cooperative Partners LLC, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which the Company issued 280,000 shares to Island.

On June 24, 2014, the Company entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to the Company in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of the Company’s Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by the Company.  The Company will issue 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimburse Eclipse in cash for its cost for the second ROV technician.  The Company will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.

During the three and six months ended June 30, 2014, Micah Eldred, Carl Dilley and Heather Dilley, made advances to the Company in the aggregate amounts of $0 and $135,000, respectively, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of June 30, 2014, the aggregate amount of such advances outstanding was $135,000.

NOTE F – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

On May 6, 2013, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC, a in the amount of $272,356 as described under Note E above.  On May 8, 2013, Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split described below.

On May 31, 2013, the Company affected a 1 share for 40 shares reverse split of its common and preferred stock.  As a result, the issued and outstanding shares at that date were decreased from 79,736,560 to 1,993,495.  The authorized shares at that date were then decreased from 100,000,000 to 2,500,000; 2,000,000 shares of common stock and 500,000 preferred shares.

On July 22, 2013, the Company amended and restated its Articles of Incorporation to increase the total authorized capital stock of the corporation to 110,000,000 shares, being comprised of 100,000,000 shares of common stock with a par value of $.01 per share, and 10,000,000 shares of preferred stock with a par value of $.001.

On December 31, 2013, the Company entered into an Addendum to the Debt Conversion Agreement, dated May 6, 2013, with Endeavour relating to the conversion of the Company’s indebtedness to Endeavour, then in the amount of $289,390.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.022727 per share, which the Board believed to be based on the value of the stock prior to the closing of the acquisition of Endurance Exploration Group, LLC later that day, based on recent trading activity.  Endeavour converted all of such debt into shares on such date, as a result of which the Company issued 12,733,499 shares of common stock to Endeavour.

On December 31, 2013, the Company issued 493,414 common shares as a conversion of the previously issued 493,414 preferred shares on a 1 for 1 basis.

On December 31, 2013, the Company issued 20,550,539 common shares, valued at $381,173, in conjunction with the acquisition of 100% of the membership interests of Endurance Explorations Group LLC.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC relating to the conversion of indebtedness to Endeavour in the amount of $35,000.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which the Company issued 140,000 shares to Endeavour.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Island Capital Management, LLC, a company owned and controlled by Endeavour Cooperative Partners LLC, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which the Company issued 280,000 shares to Island.

On April 18, 2014, the Company issued 13,333 shares in satisfaction of those shares that have been issuable since 2008 as explained in Note G.

On June 24, 2014, the Company entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to the Company in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of the Company’s Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by the Company.  The Company will issue 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimburse Eclipse in cash for its cost for the second ROV technician.  The Company will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.

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

NOTE H – WARRANTS AND OPTIONS

As of June 30, 2014, we had outstanding non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2015, with an exercise price of $0.25 per share.

NOTE I – SUBSEQUENT EVENTS

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

The following information represents our results of operations for the three and six months ended June 30, 2014 and for the three and six months ended July 31, 2013, exclusive of the historical operations of Endurance Exploration Group LLC.  Pro forma combined results of operations for the three and six months ended June 30, 2013, giving effect to the acquisition of Endurance Exploration Group LLC as if it had taken place on January 1, 2013, are included in the notes to the financial statements for comparative purposes.

Three Months Ended June 30, 2014 and July 31, 2013

Revenue

Since our inception on January 19, 2006 to June 30, 2014, we have not generated any revenues.  With the acquisition of Endurance Exploration Group LLC, we hope to begin generating revenue in 2014 from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $72,631 for the three months ended June 30, 2014 as compared to $0 for the three months ended July 31, 2013.  These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred marketing and promotion expenses of $32,852 for the three months ended June 30, 2014 as compared to $0 for the three months ended July 31, 2013.   These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred general and administrative expenses of $58,275 for the three months ended June 30, 2014 as compared to $4,531 for the three months ended July 31, 2013, an increase of $53,744.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the three months ended June 30, 2014, we incurred a net loss of $188,002 as compared to $4,906 for the three months ended July 31, 2013.

Six Months Ended June 30, 2014 and July 31, 2013

Revenue

Since our inception on January 19, 2006 to June 30, 2014, we have not generated any revenues.  With the acquisition of Endurance Exploration Group LLC, we hope to begin generating revenue in 2014 from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $108,781 for the six months ended June 30, 2014 as compared to $0 for the six months ended July 31, 2013.  These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred marketing and promotion expenses of $52,712 for the six months ended June 30, 2014 as compared to $0 for the six months ended July 31, 2013.   These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred general and administrative expenses of $110,664 for the six months ended June 30, 2014 as compared to $31,480 for the six months ended July 31, 2013, an increase of $79,184.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the six months ended June 30, 2014, we incurred a net loss of $319,970 as compared to $32,230 for the six months ended July 31, 2013.

Current Liquidity and Capital Resources

Since Endeavour Cooperative Partners, LLC, acquired control of the Company in January 2013, we have funded our operations primarily through the sale of equity securities in private placements and debt financing.

As of June 30, 2014, we had $5,576 in cash.

Net cash used by operating activities was $223,754 for the six months ended June 30, 2014.

Net cash used by investing activities was $13,210 for the six months ended June 30, 2014.

Net cash provided by financing activities was $240,000 for the three months ended June 30, 2014.  This amount represents funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

On April 7, 2014, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC relating to the conversion of indebtedness to Endeavour in the amount of $35,000. This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which we issued 140,000 shares to Endeavour.

On April 7, 2014, we entered into a Debt Conversion Agreement with Island Capital Management, LLC, a company owned and controlled by Endeavour Cooperative Partners LLC, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which we issued 280,000 shares to Island.

On June 24, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by us.  We will issue 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimburse Eclipse in cash for its cost for the second ROV technician. We will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.

During the three and six months ended June 30, 2014, Micah Eldred, Carl Dilley and Heather Dilley, made advances to the Company in the aggregate amounts of $0 and $135,000, respectively, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of June 30, 2014, the aggregate amount of such advances outstanding was $135,000

Future Capital Requirements

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

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.  We are currently engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.  However, the offering is being conducted on a best efforts basis, and there can be no assurance that any shares will be sold in the offering.

We will require substantial funds, not only for administration and public company costs, but also to conduct full marine survey and recovery operations.  Our principal shareholder, Micah Eldred has committed to loan to us, or cause companies controlled by him to loan to us, up to $15,000 per month, if necessary, as the amount estimated for those administration and public company costs.  In addition, Mr. Eldred has also committed to loan funds during the third quarter sufficient to conduct preliminary ROV inspection of selected targets identified in the 2013 survey season.  We have based our estimates on assumptions that may prove to be wrong.

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

Research and Development

For the six months ended June 30, 2014, we incurred $10,600 in expenses for research consultants.  For the six months ended July 31, 2013, we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 1A. RISK FACTORS

For risk factors, see Item 1A, “Risk Factors,” of our Annual Report on Form 10-K for the year ended December 31, 2013.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

On April 7, 2014, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners LLC relating to the conversion of indebtedness to Endeavour in the amount of $35,000. This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which we issued 140,000 shares to Endeavour.

On April 7, 2014, we entered into a Debt Conversion Agreement with Island Capital Management, LLC, a company owned and controlled by Endeavour Cooperative Partners LLC, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which we issued 280,000 shares to Island.

On June 24, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by us.  We will issue 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimburse Eclipse in cash for its cost for the second ROV technician. We will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.

All of the foregoing shares were issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.  Also, in April 2014, the Company issued 13,333 shares in satisfaction of those shares that have been issuable since 2008 as explained in Note G of the Consolidated Financial Statements included herein.  Such shares were exempt from registration under Regulation S as they were sold to an investor outside of the United States.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Debt Conversion Agreement, dated April 7, 2014, with Island Capital Management, LLC
10.2	Debt Conversion Agreement, dated April 7, 2014, with Endeavour Cooperative Partners, LLC
10.3

Letter Agreement, dated June 24, 2014, between Endurance Exploration Group, Inc. and Eclipse Group Inc. (previously filed as an exhibit to the Form 8-K, dated June 23, 2014, as filed with the SEC on June 24, 2014, and incorporated herein by reference)

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

Endurance Exploration Group, Inc.
(Registrant)

Date: August 13, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)

Exhibit 31

CERTIFICATION PURSUANT TO

RULES 13a-14(a) AND 15d-14(a) UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

I, Micah Eldred, as Chief Executive officer, and I, Christine Zitman, as Chief Financial Officer, of Endurance Exploration Group, Inc. (the “Company”), certify that:

1.	I have reviewed this quarterly report on Form 10-Q of the Company;

2

Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3.

Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this report;

4.

The Company’s other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Company and have:

a)

Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)

Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)

Evaluated the effectiveness of the Company’s disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)

Disclosed in this report any change in the Company’s internal control over financial reporting that occurred during the Company’s most recent fiscal quarter (the Company’s fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting; and

5.

The Company’s other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Company’s auditors and the audit committee of the Company’s board of directors (or persons performing the equivalent functions):

a)

All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Company’s ability to record, process, summarize and report financial information; and

	b)	Any fraud, whether or not material, that involves management or other employees who have a significant role in the Company’s internal control over financial reporting.

Date: August 13, 2014

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer

Exhibit 32

CERTIFICATION PURSUANT TO

18 U.S.C. SECTION 1350

In connection with the Quarterly Report of Endurance Exploration Group, Inc. (the “Company”) on Form 10-Q for the period ended June 30, 2014, as filed with the Securities and Exchange Commission on the date hereof (the “report”), I, Micah Eldred, Chief Executive Officer of the registrant, and I, Christine Zitman, Chief Financial Officer of the registrant, certify, pursuant to 18 U.S.C. § 1350, that:

(1) The report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended; and

(2) The information contained in the report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: August 13, 2014

/s/ Micah Eldred

Micah Eldred

Chief Executive Officer

/s/ Christine Zitman
Christine Zitman,
Chief Financial Officer