Form 10-Q/A
period 2014-06-30
Endurance Exploration Group, Inc.
filed 2014-08-15
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

Amendment No. 1

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

As of August 15, 2014, the registrant had 36,204,280 shares of common stock outstanding.

EXPLANATORY NOTE

This amendment is being filed for the purpose of filing Exhibits 10.1 and 10.2 to the Form 10-Q, which were inadvertently omitted from the original filing.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: August 15, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)