Form 10-Q
period 2014-09-30
Endurance Exploration Group, Inc.
filed 2014-11-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

As of October 31, 2014, the registrant had 36,436,280 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013	4

Consolidated Statements of Cash Flows for the nine months ended September 30 30, 2014 and the nine months ended September 30, 2013	5

Notes to the Consolidated Financial Statements	6

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 18,038	$ 2,540
Prepaid expenses	-	-
Total Current Assets	18,038	2,540

Fixed Assets
Equipment, furniture and fixtures	624,471	611,261
Accumulated depreciation	(233,057)	(162,281)
Total Fixed Assets – net	391,414	448,980

Other assets	1,100	1,100

TOTAL ASSETS	$ 410,552	$ 452,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 133,756	$ 20,162
Liabilities from discontinued operations	60,644	60,644
Advances from related parties	247,500	62,500
Total Current Liabilities	441,900	143,306

TOTAL LIABILITIES	441,900	143,306

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 36,436,280 and 35,770,947 shares issued and outstanding respectively	364,363	357,709
Common stock issuable; 0 and 13,333 shares respectively	-	133
Additional paid in capital	5,048,166	4,891,686
Accumulated deficit	(5,443,877)	(4,940,214)
Total Stockholders' Equity	(31,348)	309,314
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 410,552	$ 452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2014 (unaudited)	For the Three Months Ended September30, 2013 (unaudited)	For the Nine Months Ended September 30, 2014 (unaudited)	For the Nine Months Ended September 30, 2013 (unaudited)
Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	83,854	263,058	192,635	564,224
Marketing and promotion	1,626	12,522	54,337	37,558
General administration	49,126	29,361	159,790	103,195
Stock based compensation	25,000	-	25,000	-
Depreciation	23,712	21,468	70,776	63,624
Total operating expenses	183,318	326,409	502,538	768,601

Net loss from operations	(183,318)	(326,409)	(502,538)	(768,601)
Non-operating activity
Interest expense	(375)	(1,125)	(1,125)	(5,955)
Net loss	$ (183,693)	$ (327,534)	$ (503,663)	$ (774,556)

Basic and diluted loss per share	$ (.005)	$ (.015)	$ (.014)	$ (.034)
Weighted average number of
shares outstanding	36,358,976	22,544,034	36,086,571	22,544,034

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2014 (unaudited)	For the Nine Months Ended September 30, 2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (503,663)	$ (774,556)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	70,776	63,624
Stock based compensation	25,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,705)
Accounts payable and accrued expenses	113,595	19,256
Net Cash Used by Operating Activities	(294,292)	(694,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(13,210)	(31,488)
Net Cash Used by Investing Activities	(13,210)	(31,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Stock	33,000	-
Advances from related parties	290,000	693,289
Net Cash Provided by Financing Activates	323,000	693,289

Net increase (decrease) in cash and cash equivalents	15,498	(32,580)
Cash and cash equivalents, beginning of period	2,540	53,360
Cash and cash equivalents, end of period	$ 18,038	$ 20,980

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental schedule of non-cash financing and investing activities:

April 2014 – issued 420,000 common shares as satisfaction of $105,000 of related party debt.
July 2014 – issued 100,000 common shares for services

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.  This Form 10Q for the three and nine months ended September 30, 2014 represents the third quarterly filing for the new fiscal year.  Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined.

On December 31, 2013, the Company acquired 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), a Florida limited liability company, in exchange for 20,550,539 shares of the Company’s Common Stock being issued to the former members.  Endurance LLC is now a wholly owned subsidiary with its operations being the Company’s primary focus.

Endurance LLC is engaged in the archaeologically sensitive exploration and recovery of deep-ocean shipwrecks throughout the world.  The Company intends to recover bullion, precious metals, numismatic-grade coinage, high-value non-ferrous metals and other valuable cargos from both historic and modern shipwrecks.

On January 2, 2014, the Company changed its name to Endurance Exploration Group, Inc.

Our corporate headquarters are located in Clearwater, Florida.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Company and its subsidiaries as of September 30, 2014.  The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013. Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2014 and the results of operations and cash flows for the three and nine months ended September 30, 2014 and 2013 have been made.  All material intercompany transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through October 31, 2014, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of September 30, 2014, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2014 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2014 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to September 30, 2014, the Company incurred losses of $5,443,877. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

The Company's existence is dependent upon management's ability to develop profitable operations and resolve its liquidity problems. The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

NOTE C – ACQUISITION OF ENDURANCE EXPLORATION GROUP LLC MEMBERSHIP INTERESTS

On December 31, 2013, the Company acquired 100% of the membership interests of Endurance Exploration Group, LLC, a Florida limited liability company (“Endurance LLC”) by issuing 20,550,539 shares of its common stock.

The majority shareholders of the Company also held a majority interest in Endurance LLC, and maintained controlling interests in both entities both before and after the transaction.  Accordingly, the acquisition has been accounted for as a corporate reorganization because of the common control.  The book value of Endurance LLC at the time of the acquisition was as follows:

Cash	$ 1,940
Fixed assets - net	448,980
Other assets	3,805

Total assets	$ 454,725

Accounts payable assumed	$ 8,927
Accrued expenses assumed	4,625
Shareholder loans assumed	60,000
Equity acquired	381,173

Total liabilities and equity	$ 454,725

NOTE D – FIXED ASSETS

Fixed assets consist of the following at September 30, 2014 and December 31, 2013:

	September 30, 2014	December 31, 2013

Vessels and equipment	$ 610,379	$ 599,545
Computers and peripherals	14,092	11,716
	624,471	611,261
Less: Accumulated depreciation	(233,057)	(162,281)
Fixed Assets - net	$ 391,414	$ 448,980

Depreciation expense for the three and nine months ended September 30, 2014 was $23,713 and $70,776 respectively.  All fixed assets were acquired at December 31, 2013, therefore, there is no depreciation recorded for 2013.

NOTE E – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

During 2012 and 2013, Endeavour Cooperative Partners, LLC (“Endeavour”), a company controlled by Micah Eldred and Carl Dilley, and Endeavour’s subsidiaries, Island Capital Management, LLC (“Island”) and Proxy & Printing, LLC, made numerous advances to the Company in order to provide the Company with funds to carry on its operations.  None of such companies charged the Company interest on such advances.  In addition, during fiscal 2012 and 2013, Endeavour Cooperative Partners acquired the right to payment under certain accounts and promissory notes from a number of the Company’s creditors.  The aggregate amount due to Endeavour and its subsidiaries for these advances to the Company and under the accounts and notes purchased by Endeavour from the Company’s creditors was $166,650 at January 31, 2013.

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

On December 31, 2013, the Company entered into an Addendum to the May 6, 2013, Debt Conversion Agreement with Endeavour relating to the conversion of the Company’s indebtedness to Endeavour, then in the amount of $289,390.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.022727 per share, which the Board believed to be based on the value of the stock prior to the closing of the acquisition of Endurance Exploration Group, LLC later that day, based on recent trading activity.  Endeavour converted all of such debt into shares on such date, as a result of which the Company issued 12,733,499 shares of common stock to Endeavour.

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of the Company’s common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at September 30, 2014, including accrued interest, was $65,750.

The Company has entered into a contract with Island, which is owned and controlled by Endeavour, to serve as its transfer agent.  It did not charge the Company for its services during the three or nine months ended September 30, 2014 or 2013.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the three or nine months ended September 30, 2014 or 2013.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Endeavour relating to the conversion of indebtedness to Endeavour in the amount of $35,000.  This amount represents advances received from Endeavour during 2014 and constitutes the balance of the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which the Company issued 140,000 shares to Endeavour.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Island, a company owned and controlled by Endeavour, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents advances received from Island during 2014 and constitutes the balance of the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which the Company issued 280,000 shares to Island.

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

During the three and nine months ended September 30, 2014, Micah Eldred on the one hand and Carl Dilley and Heather Dilley on the other, made advances to the Company in the aggregate amounts of $0 and $185,000, respectively, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2014, the aggregate amount of such advances outstanding was $185,000.

Other non-interesting bearing advances due to related parties was $2,500 at September 30, 2014 and 2013.

NOTE F – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

On May 6, 2013, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners, LLC (“Endeavour”), in the amount of $272,356 as described under Note E above.  On May 8, 2013, Endeavour filed a notice of conversion for $3,400 of its debt, in exchange for 19,736,560 of pre-reverse split preferred shares.  These shares converted to 493,414 shares of preferred stock after the reverse split described below.

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

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Endeavour relating to the conversion of indebtedness to Endeavour in the amount of $35,000.  This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which the Company issued 140,000 shares to Endeavour.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Island Capital Management, LLC, a company owned and controlled by Endeavour, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which the Company issued 280,000 shares to Island.

On April 18, 2014, the Company issued 13,333 shares in satisfaction of those shares that have been issuable since 2008 as explained in Note G.

On June 24, 2014, the Company entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to the Company in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of the Company’s Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by the Company.  The Company will issue 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimburse Eclipse in cash for its cost for the second ROV technician.  The Company will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.  These shares were issued in July 2014.

On August 20, 2014, the Company sold 100,000 shares of common stock in a private placement for $.25 per share.

On September 5, 2014, the Company sold 32,000 shares of common stock in a private placement for $.25 per share.

NOTE G – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 shares of the Company’s common stock at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at December 31, 2013 considered this common stock issuable and had recorded it in the equity section.  As a result of the 1 for 40 reverse split, the number of shares issuable decreased from 533,333 to 13,333 at March 31, 2014 and December 31, 2013.   These shares were issued in April 2014.

NOTE H – WARRANTS AND OPTIONS

As of September 30, 2014, we had outstanding non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2015, with an exercise price of $0.25 per share.

NOTE I – SUBSEQUENT EVENTS

None

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

Plan of Operation

We intend to continue survey operations in fall of 2014. Side-scan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In of 2014 we believe we positively identified the target of Project “Sailfish,” the Steamship S.S. Connaught.  We promptly filed a complaint in U.S. District Court for the Middle District of Florida, Tampa Division, (the “Court”) requesting, pursuant to admiralty law, that the shipwreck be arrested, that we be appointed substitute custodian of the shipwreck and that we be awarded a salvage claim or title to the shipwreck and its cargo and, if such rights are granted, we intend to return to the site in the Spring or Summer of 2015 to conduct a recovery operation estimated to take 60 days.

As of the date of this filing, the Court has issued the Warrant for Arrest of the shipwreck.  Artifacts from the SS Connaught, in the form of iron hull fragments, were delivered to the U.S. Marshall as evidence of the arrest.  Pursuant to a Motion for Appointment of Substitute Custodian, Endurance was named as Substitute Custodian for the U.S. Marshalls and re-took possession of the hull fragments mentioned above.  A status conference with the Court is expected to be scheduled within 45 days.  The Company anticipates that it will be required to provide a 90-day notice to all potential claimants by way of publication in the United States and in the United Kingdom.  While there can be no guarantee, the Company believes it is likely that, as a privately owned vessel that sank in 1860, there will be no claims with respect to any privately owned and recovered valuables.  The shipment of gold coins, if recovered, is believed to be British government property.  Based upon historic precedent the Company also believes it will be able to secure, conserve and market the coins with a majority of the value being granted to the Company by way of an agreement with the British government.  As requested in the original filing with the Court, Endurance believes it is likely that it will be designated salvor-in-possession of the wreck or may receive full and clear title to the wreck depending upon the filing of claims and the nature of claims filed.

As of November 2013, we finalized a contract with the sovereign government of an island nation in the Indian Ocean. The provisions allow for a three-year period in which to operate within the territorial and surrounding waters of the nation with full permissions to survey for and recover the “Black Marlin” and her silver cargo. Proceeds from recovery and sale are subject to a graduated distribution, with 100% first going to cover expedition costs and with a 70% / 30% split thereafter in our favor. We expect to begin initial survey operations on project “Black Marlin” in mid-2014.

Both the recovery of Connaught and commencement of search phase on the project, “Black Marlin” are contingent upon the Company’s ability to raise additional (See, “Future Capital Requirements” outline below)

Results of Operations

The following information represents our combined results of operations for two formerly separated entities for the three and nine months ended September 30, 2014 and 2013.

Three Months Ended September 30, 2014 and 2013

Revenue

Since our inception on January 19, 2006 to September 30, 2014, we have not generated any revenues.  With the acquisition of Endurance Exploration Group, LLC, we hope to begin generating revenue in 2015 from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $83,854 for the three months ended September 30, 2014 as compared to $263,058 for the three months ended September 30, 2013.  These expenses are all related to the operations of Endurance Exploration Group, LLC.

We incurred marketing and promotion expenses of $1,626 for the three months ended September 30, 2014 as compared to $12,522 for the three months ended September 30, 2013.   These expenses are all related to the operations of Endurance Exploration Group, LLC.

We incurred general and administrative expenses of $49,126 for the three months ended September 30, 2014 as compared to $29,361 for the three months ended September 30, 2013.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the three months ended September 30, 2014, we incurred a net loss of $183,693 as compared to $327,534 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2014 and 2013

Revenue

Since our inception on January 19, 2006 to September 30, 2014, we have not generated any revenues.  With the acquisition of Endurance Exploration Group, LLC, we hope to begin generating revenue in 2015 from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $192,635 for the nine months ended September 30, 2014 as compared to $564,224 for the nine months ended September 30, 2013.  These expenses are all related to the operations of Endurance Exploration Group, LLC.

We incurred marketing and promotion expenses of $54,337 for the nine months ended September 30, 2014 as compared to $37,558 for the nine months ended September 30, 2013.   These expenses are all related to the operations of Endurance Exploration Group, LLC.

We incurred general and administrative expenses of $159,790 for the nine months ended September 30, 2014 as compared to $103,195 for the nine months ended September 30, 2013.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the nine months ended September 30, 2014, we incurred a net loss of $503,663 as compared to $774,546 for the nine months ended September 30, 2013.

Current Liquidity and Capital Resources

Since Endeavour Cooperative Partners, LLC, acquired control of the Company in January 2013, we have funded our operations primarily through the sale of equity securities in private placements and debt financing.

As of September 30, 2014, we had $18,038 in cash.

Net cash used by operating activities was $294,292 for the nine months ended September 30, 2014.

Net cash used by investing activities was $13,210 for the nine months ended September 30, 2014.

Net cash provided by financing activities was $323,000 for the nine months ended September 30, 2014.

Other Recent Financings

On April 7, 2014, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners, LLC (“Endeavour”) relating to the conversion of indebtedness to Endeavour in the amount of $35,000. This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which we issued 140,000 shares to Endeavour.

On April 7, 2014, we entered into a Debt Conversion Agreement with Island Capital Management, LLC (“Island”), a company owned and controlled by Endeavour, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which we issued 280,000 shares to Island.

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

During the three and nine months ended September 30, 2014, Micah Eldred, on the one hand, and Carl Dilley and Heather Dilley, on the other, made advances to the Company in the aggregate amounts of $0 and $185,000, respectively, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2014, the aggregate amount of such advances outstanding was $185,000

Future Capital Requirements

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

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.  We are currently engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.  The offering, date April 28, 2014, expired September 30, 2014 and is being amended to extend the termination date of the offering and to provide for changes in broker/dealer compensation.  However, the offering is being conducted on a best efforts basis, and there can be no assurance that any shares will be sold in the offering.

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

Research and Development

For the nine months ended September 30, 2014, we incurred $12,412 in expenses for research consultants and travel.  For the nine months ended October 31, 2013, we did not have any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of September 30, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2014, our disclosure controls and procedures were effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, and we are not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

On April 7, 2014, we entered into a Debt Conversion Agreement with Endeavour relating to the conversion of indebtedness to Endeavour in the amount of $35,000. This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which we issued 140,000 shares to Endeavour.

On April 7, 2014, we entered into a Debt Conversion Agreement with Island, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which we issued 280,000 shares to Island.

On June 24, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by us.  We will issue 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimburse Eclipse in cash for its cost for the second ROV technician. We will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.  The shares were issued in July 2014.

In August 2014, we sold 100,000 shares of common stock in a private placement for $0.25 per share.

In September 2014, we sold 32,000 shares of common stock in a private placement for $0.25 per share.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: November 14, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)