Form 10-Q/A
period 2014-09-30
Endurance Exploration Group, Inc.
filed 2014-11-19
CIK 1392902

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

EXPLANATORY NOTE

This Amendment No. 1 is being filed to reclassify stock based compensation to the expense classification of “operations and research”.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	5

Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013	6

Consolidated Statements of Cash Flows for the nine months ended September 30 30, 2014 and the nine months ended September 30, 2013	7

Notes to the Consolidated Financial Statements	8

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 18,038	$ 2,540
Prepaid expenses	-	-
Total Current Assets	18,038	2,540

Fixed Assets
Equipment, furniture and fixtures	624,471	611,261
Accumulated depreciation	(233,057)	(162,281)
Total Fixed Assets – net	391,414	448,980

Other assets	1,100	1,100

TOTAL ASSETS	$ 410,552	$ 452,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 133,756	$ 20,162
Liabilities from discontinued operations	60,644	60,644
Advances from related parties	247,500	62,500
Total Current Liabilities	441,900	143,306

TOTAL LIABILITIES	441,900	143,306

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 36,436,280 and 35,770,947 shares issued and outstanding respectively	364,363	357,709
Common stock issuable; 0 and 13,333 shares respectively	-	133
Additional paid in capital	5,048,166	4,891,686
Accumulated deficit	(5,443,877)	(4,940,214)
Total Stockholders' Equity	(31,348)	309,314
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 410,552	$ 452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2014 (unaudited)	For the Three Months Ended September30, 2013 (unaudited)	For the Nine Months Ended September 30, 2014 (unaudited)	For the Nine Months Ended September 30, 2013 (unaudited)
Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	108,854	263,058	217,635	564,224
Marketing and promotion	1,626	12,522	54,337	37,558
General administration	49,126	29,361	159,790	103,195
Depreciation	23,712	21,468	70,776	63,624
Total operating expenses	183,318	326,409	502,538	768,601

Net loss from operations	(183,318)	(326,409)	(502,538)	(768,601)
Non-operating activity
Interest expense	(375)	(1,125)	(1,125)	(5,955)
Net loss	$ (183,693)	$ (327,534)	$ (503,663)	$ (774,556)

Basic and diluted loss per share	$ (.005)	$ (.015)	$ (.014)	$ (.034)
Weighted average number of
shares outstanding	36,358,976	22,544,034	36,086,571	22,544,034

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2014 (unaudited)	For the Nine Months Ended September 30, 2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (503,663)	$ (774,556)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	70,776	63,624
Stock based compensation	25,000
Changes in operating assets and liabilities:
Prepaid expenses	-	(2,705)
Accounts payable and accrued expenses	113,595	19,256
Net Cash Used by Operating Activities	(294,292)	(694,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(13,210)	(31,488)
Net Cash Used by Investing Activities	(13,210)	(31,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Stock	33,000	-
Advances from related parties	290,000	693,289
Net Cash Provided by Financing Activates	323,000	693,289

Net increase (decrease) in cash and cash equivalents	15,498	(32,580)
Cash and cash equivalents, beginning of period	2,540	53,360
Cash and cash equivalents, end of period	$ 18,038	$ 20,980

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

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

Expenses

We incurred operations and research expenses of $108,854 for the three months ended September 30, 2014 as compared to $263,058 for the three months ended September 30, 2013.  These expenses are all related to the operations of Endurance Exploration Group, LLC.

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

Expenses

We incurred operations and research expenses of $217,635 for the nine months ended September 30, 2014 as compared to $564,224 for the nine months ended September 30, 2013.  These expenses are all related to the operations of Endurance Exploration Group, LLC.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: November 17, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)