Form 10-K/A
period 2013-12-31
Endurance Exploration Group, Inc.
filed 2014-12-02
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 2 )

[  ]

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

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

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

Number of common shares outstanding at March 31, 2014: 35,770,947

Explanatory Statement

Endurance Exploration Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A to amend its previously amended Annual Report on Form 10-K/A for the year ended December 31, 2013, filed with the Securities and Exchange Commission on August 8, 2013.

This amendment is being filed to restate the financial statements on a combined basis for all periods presented, as the acquisition of the membership interests of Endurance Exploration Group LLC occurred as of the close of its business on December 31, 2013.  Since both entities were under common control, this amendment presents the comparative financial statements as if the previously separated entities were combined ..

This amendment also modifies certain non-material disclosures contained in the previously filed 10-K/A, and therefore should be read in its entirety.

Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the previously filed 10-K/A, or modify or update any disclosures affected by subsequent events. Consequently, this filing should be read in conjunction with our filings with the SEC subsequent to the filing of the previously filed 10-K/A, including amendments to those filings, if any.

TABLE OF CONTENTS

Forward-looking Statements

The information in this report may contain forward-looking statements .. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" and "Business," as well as in this prospectus generally. In particular, these include statements relating to future actions, prospective services or business plans, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this prospectus generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.  Potential investors are urged to carefully consider such factors. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements and the "Risk Factors" described herein.

PART I

ITEM 1—BUSINESS

Our Corporate History and Background

We were incorporated as Tecton Corporation, a Nevada corporation, on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation.  On December 1, 2006, Hemis declared a dividend of Tecton shares to all shareholders as of that date and concurrently cancelled its share ownership Tecton.  The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.  On January 2, 2014, we amended our Articles of Incorporation to change our name to “Endurance Exploration Group, Inc.”  As used in this report, the terms “we”, “us”, “our,” “Endurance” and “the Company” mean Endurance Exploration Group, Inc. (formerly Tecton Corporation), unless otherwise indicated.

Prior to June 2008, we were engaged in the exploration and acquisition of uranium properties that were either past producers or had been the subject of prior work programs and/or contained historic resources. On or about June 1, 2008, we ceased/discontinued operations of our uranium exploration activities; and have incurred a net operating loss of approximately $4,900,000 since that period as we have sought to restructure and find a suitable business opportunity.  We were deemed a “shell company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, from the discontinuance of operations in 2008 until the filing of our Form 8-K on December 31, 2013, relating to the acquisition of Endurance Exploration Group, LLC, on that date.  During our restructuring period from June 2008 until December 31, 2013, we:

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

•

Amended and restated our Articles of Incorporation to increase the total authorized capital stock to 110,000,000 shares, being comprised of 100,000,000 shares of common stock with a par value of $.01 per share, and 10,000,000 shares of preferred stock with a par value of $.001;

•

Paid approximately $292,000 of outstanding debt through the issuance of 12,733,499 newly issued common shares on December 31, 2013; and

•

Entered into a Share Exchange Agreement, on December 31, 2013, to acquire the ownership interests of Endurance Exploration Group, LLC. for 20,550,539 shares of common stock.

Our fiscal year end was changed from January 31 to December 31 in November 2013.  Our common stock is quoted on the OTCQB electronic quotation system under the symbol “EXPL”.

Endurance Explorations Group, LLC

On December 31, 2013, we completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members in exchange for 20,550,539 shares of our common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC of $381,173as of December 31, 2013.  Micah Eldred, who serves as our Chairman, Chief Executive Officer and President, and Carl Dilley who serves as one of our directors and our Vice President, were the owners of all of the interests in Endurance LLC.  Messrs. Eldred and Dilley were also the beneficial owners of a majority of our common stock at the time.  Endurance LLC is now a wholly owned subsidiary of ours, and its operations are now our primary focus.

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

Employees

The Company has four corporate officers.  Each officer is also an officer of another entity and not full time employees of the Company.  A list of the Company’s officers and the average number of hours per week each officer expects to devote to Company affairs are as follows:

Micah Eldred, Director, President and CEO, 15 hours per week.

Carl Dilley, Director and Vice President, 10 hours per week.

Christine Zitman, Director, Secretary, Treasurer and CFO, 15 hours per week.

Guy Zajonc, Director and Vice President, 15 hours per week.

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

Project “Black Marlin” – Current Status

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for the location and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%)..  The Company needs additional working capital to undertake the search for the “Black Marlin.”  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to look for the “Black Marlin.”

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

Patents, trademarks, licenses, franchises and concession

Currently, we neither own nor rely on any patents, trademarks, licenses or franchises.  We have been granted a concession for shipwreck search and recovery in the territorial waters of an East African island nation by the government of that nation.  The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).

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

Governmental and Environmental Regulation

We are subject to local, state and national taxation. Additionally, our operations are subject to a variety of national, federal, state, local and international laws. In particular, the legal, political, or civil initiatives of countries, international governing bodies and/or other maritime jurisdictions may restrict our operations and prevent or cause us to suspend or abort particular searches or salvage operations.

Project “Black Marlin” – Government or environmental regulations that may restrict our operations.

The island nation has signed and ratified the United Nations Convention on the Law of the Seas (the “LOS”).  In this capacity and in keeping with the provisions of the LOS, the island nation asserts jurisdiction over its territorial waters, defined by the LOS as 12 nautical miles, 22.2 kilometer or 13.1 miles from the low water mark of the coastal state. Based upon its historical research, we believe the “Black Marlin” sank within the territorial waters of the island nation.  While the island nation is not a signatory to nor has it ratified the International Convention on Salvage (“ICS”), the Company and its contractors operate in accordance the provisions of the ICS.  Those provisions state generally, that in undertaking salvage a salvage company shall exercise due care in order to minimizing damage to the environment.  Damage to the environment is defined by the Treaty under Article 1 (d) as follows:  “Damage to the environment” means substantial physical damage to human health or to marine life or resources in coastal or inland waters or areas adjacent thereto, caused by pollution, contamination, fire, explosion or similar major incidents.” The Company and its contractors take into account complying with the ISC when estimating costs for the “Black Marlin” cargo recovery operations. The island country has no written laws or regulations with respect to salvage operations in general and has placed no additional restrictions on the operations of the Company when it begins operations to locate and recover the “Black Marlin’s” cargo.

Project “Sailfish” – – Government or environmental regulations that may restrict our operations.

We believe that “Sailfish” is the wreck of the S.S. Connaught a paddlewheel steamer that sank in October 1860.   That shipwreck is located approximately 125 miles off the coast of the United States of America (“U.S.”).  While the U.S. has not ratified the LOS, this location is recognized under U.S. law as being in international waters.  The Company has elected to submit itself to the jurisdiction of the United States Federal Courts by filing a case in admiralty on October 3, 2014 in the U.S. District Court, Middle District of Florida.  The process of adjudicating ownership and claims, including the Company’s request for a salvage claim or, in the alternative, title to the ship and its cargo, will proceed in the U.S. Court pursuant to U.S. admiralty law.  The right to salvage a privately own vessel is not subject to approval of the U.S. Courts or any government agency.  Once a party has submitted themselves to the jurisdiction of the U.S. Federal Courts, the Court can determine the ownership rights to the cargo salvaged and the amount of a salvage award according to precedent cases ruled upon by the U.S. Supreme Court.  The Company makes its claims based upon those legal precedents.

The United States Coast Guard undertakes marine environmental protection in U.S. waters pursuant to Volume IX of its Marine Environmental Protection – Marine Safety Manual – COMDTINST M16000.14.  As specified in Chapter 1 on page 16, the U.S. Coast Guard also looks to the International Convention on Salvage for guidance on salvage operations even though the U.S. has not ratified that treaty.  The Company and its contractors conduct salvage operations within the guidelines of the ICS. The Company and its contractors take into account complying with the ISC when estimating costs for the S.S. Connaught cargo recovery operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our consolidated statements of operations for the years ended December 31, 2013, and 201 2 , reflect net losses of $ 885,874 and $319,628 respectively.  These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

In light of the acquisition of the membership interests of Endurance Exploration Group, LLC on December 31, 2013, and since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined. We are currently evaluating acquisitions and other business opportunities. Our continuation as a going concern is dependent upon our ability to obtain clients and investment capital from future funding opportunities.  No assurance can be given that we will be successful in these efforts.

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

Macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of a shell company can adversely affect us. These factors include:

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

Even after a successful marine salvage operation, we may experience significant delays in monetizing any recovered objects. At this phase in operations, we have no sales personnel, distribution channels or sales contracts. Immediate access to buyers for recovered objects cannot be guaranteed, and delays in the monetization process may adversely affect our cash flows.

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

We have never declared or paid any cash dividends on shares of our common stock and we are not likely to pay cash dividends in the foreseeable future.

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

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

We currently share, at no charge, leased office space at 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760, with Island Capital Management, an affiliate controlled by Micah Eldred.  We believe that such space is sufficient for our needs.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2013, there are no material, pending legal proceedings (other than ordinary routine litigation incidental to our business, if any) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5—MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

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

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our equity securities could be issued as of December 31, 2013:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders(1)	5,000,000	$ 0.25	2,000,000
Totals

(1)	Includes shares of our common stock authorized for awards under the 2014 Non-qualified Stock Option Plan.

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

Plan of Operation

Side-scan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In October of 2014 we believe we positively identified the target of Project “Sailfish,” the Steamship S.S. Connaught .. We intend to return to the site of the S.S. Connaught in 2015 to recover its cargo. The cost of recovering the cargo of the S.S. Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the S.S. Connaught ..  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the S.S. Connaught ..

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%)..  The cost of finding and recovering the cargo of the “Black Marlin” is estimated to be $2,000,000. The Company needs additional working capital to undertake the search for the “Black Marlin” ..  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to search for and recover the cargo of the “Black Marlin” ..

Results of Operations

The following information represents our results of operations for the years ended December 31, 2013 and 201 2.  Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined.

Revenue

Since our inception on January 19, 2006 to September 30, 2014, we have not generated any revenues.  The Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred $19,925 in stock based compensation for the year ended December 31, 2013 as compared to $0 for the year ended December 31 , 201 2 , an increase of $19,925.  The stock based compensation is a result of the options issued at December 31, 2013.

We incurred general and administrative expenses of $ 121,013 for the year ended December 31, 2013 as compared to $ 33,567 for the year ended December 31 , 201 2 , an increase of $ 87,446 ..  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the year ended December 31, 2013, we incurred a net loss of $ 885,874 as compared to $ 319,628 for the year ended December 31, 201 2 ..

Current Liquidity and Capital Resources

Since Endeavour Cooperative Partners, LLC, acquired control of us in January 2013, we have funded our operations primarily through the sale of equity securities in private placements and debt financing.

As of December 31, 2013, we had $2,540 in cash.

Net cash used by operating activities was $ 763,924 for the year ended December 31, 2013.

Net cash used by investing activities was $ 59,198 for the year ended December 31, 2013 ..

Net cash provided by financing activities was $ 772,102 for the year ended December 31, 2013.  This amount represents funds advanced from related parties to facilitate operations for the period.

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

Research and Development

For the years ended December 31, 2013 and  2012, we incurred expenses for research consultants and travel of $32,533 and $9,029 ..

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

Expected Life In Years	1.5
Risk-free Interest Rates	.350%
Volatility	145.04%
Dividend Yield	0%

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

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Endurance Exploration Group, Inc. (formerly Tecton Corporation)

We have audited the accompanying consolidated balance sheets of Endurance Exploration Group, Inc. as of December 31, 2013 and 2012, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2013 and 2012. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance Exploration Group, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years ended December 31, 2013 and 2012 in conformity with accounting principles generally accepted in the United States of America.

These financial statements have been restated to include the combined operations of entities under common control for each period presented.

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

/s/ DKM Certified Public Accountants

DKM Certified Public Accountants

Clearwater, Florida

February 25, 2014 and December 1, 2014 as to the restatement

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2013	2012
ASSETS
Current Assets
Cash and cash equivalents	$ 2,540	$ 53,560
Other current assets	-	-
Total Current Assets	2,540	53,560

Fixed Assets
Equipment, furniture and fixtures	611,261	552,063
Accumulated depreciation	(162,281)	(73,032)
Total Fixed Assets - net	448,980	479,031
Other assets	1,100	1,100

TOTAL ASSETS	$ 452,620	$ 533,691

LIABILITIES AND ‘STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 20,162	$ 42,387
Liabilities from discontinued operations	60,644	124,576
Loans and notes payable to related parties	62,500	220,650
Total Current Liabilities	143,306	387,613

TOTAL LIABILITIES	143,306	387,613

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 35,770,947 and 1,993,495 shares issued and outstanding	357,709	19,935
Common stock issuable; 13,333 shares	133	133
Additional paid in capital	4,891,686	4,535,572
Members equity	-	471,540
Accumulated deficit	(4,940,214)	(4,881,101)
TOTAL STOCKHOLDERS EQUITY	309,314	146,079
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 452,620	$ 533,691

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012

Revenues	$ -	$ -

Operating Expenses
Operations and research	622,305	217,908
Marketing and promotion	46,227	16,905
General and administrative	121,013	33,567
Depreciation	89,249	49,623
Total operating expenses	878,794	318,003

Net loss from operations	(878,794)	(318,003)

Non-operating activity
Interest expense	(7,080)	(1,625)
Net loss	($885,874)	($319,628)
Basic and diluted loss per share	$ ($0.04)	$ (0.01)
Weighted average number of shares outstanding	22,645,164	22,544,034

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Members Equity	Accumulated (Deficit)	Total
Balances, December 31, 2011 - as previously stated	-	$ -	79,736,560	$ 7,974	533,333	$ 53	$ 4,547,613	$ 107,387	$ (4,871,733)	$ 208,706

Adjustment to reflect reverse split of 1 for 40			(77,743,065)	(7,775)	(520,000)	(52)	7,827			-

Adjustment to reflect change in par value from $.0001 to $.01				19,736		132	(19,868)			-

Balances, December 31, 2011 - as restated	-	$ -	1,993,495	$ 19,935	13,333	$ 133	$ 4,535,572	$ 107,387	$ (4,871,733)	$ 107,387

Member contributions to Members Equity								674,413		674,413

Net loss for the year ended December 31, 201 2								(310,260)	(9,368)	(319,628)

Balances, December 31, 2012	-	$ -	1,993,495	$ 19,935	13,333	$ 133	$ 4,535,572	$ 471,540	$ (4,881,101)	$ 146,079

Issuance of preferred shares for debt	493,414	493					2,907			3,400

Conversion of preferred shares to common 1 for 1	(493,414)	(493)	493,414	4,934			(4,441)			-

Issuance of common shares for debt			12,733,499	127,335			162,055			89,289,390

Member contributions to Members Equity								736,394		736,394

Member Equity converted to Shareholder Equity								(381,173)		(381,173)

Issuance of common shares for acquisition of Endurance Explorations LLC			20,550,539	205,505			175,668			381,173

Issuance of options for services							19,925			19,925
Net loss for the year ended December 31, 2013								(826,761)	(59,113)	(885,874)
Balances, December 31, 2013	-	$ -	35,770,947	$ 357,709	13,333	$ 133	$ 4,891,686	$ -	$ (4,940,214)	$ 309,314

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2013	For the Year Ended December 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (885,874)	$ (319,628)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	89,249	49,623
Stock based compensation	19,925	-
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Other assets	-	(1,100)
Accounts payable and accrued expenses	12,776	(22,752)
Net Cash Used by Operating Activities	(763,924)	(293,857)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment	(59,198)	(438,613_
Net Cash Used by Investing Activities	(59,198)	(438,613)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	772,102	768,684
Net Cash Provided by Financing Activates	772,102	768,684

Net increase (decrease) in cash and cash equivalents	(51,020)	36,214-
Cash and cash equivalents, beginning of period	53,560-	17,346-
Cash and cash equivalents, end of period	$ 2,540	$ 53,560-

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental schedule of non-cash financing and investing activities:
• May 8, 2013, the Company issued 493,414 preferred shares as conversion of debt
• December 31, 2013, the Company issued 12,733,499 common shares for a reduction of debt in the amount of $289,390
• December 31, 2013, the Company issued 493,414 common shares as a conversion of the previously issued 493,414 preferred shares on a 1 for 1 basis
• December 31, 2013, the Company issued options to acquire 5,000,000 common shares for services
• December 31, 2013, the Company issued 20,550,539 common shares in conjunction with the acquisition of 100% of the member interests of Endurance Explorations LLC as follows:

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of December 31, 2013. The acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel, occurred as of the close of its business on December 31, 2013 .. Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined.

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

Cash	$ 1,940
Fixed assets - net	448,980
Other assets	3,805

Total assets	$ 454,725

Accounts payable assumed	$ 8,927
Accrued expenses assumed	4,625
Shareholder loans assumed	60,000
Equity acquired	381,173

Total liabilities and equity	$ 454,725

NOTE D – FIXED ASSETS

Fixed assets consist of the following at December 31, 2013 and 2012 :

	December 31,	December 31 ,
	2013	2012

Vessels and equipment	$ 599,545	$ 540,347-
Computers and peripherals	11,716	11,716-
	611,261	552,063-
Less: Accumulated depreciation	(162,281)	(73,032)
Fixed Assets - net	$ 448,980	$ 479,031

Depreciation expense was $89,249 and $49,623 for the years ended December 31, 2013 and 2012 respectively.

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

On December 31, 2013, the Company issued 12,733,499 common shares in satisfaction of $289,390 of related party debt, which included the $25,000 owed to Island Capital Management, LLC under the promissory note dated April 27, 2011.

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

On December 31, 2013, the Company issued 12,733,499 common shares in satisfaction of $289,390 of related party debt.

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

The components of the net deferred tax asset at December 31, 2013 and December 31 , 2012 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31 ,
	2013	2012

Net Operating Losses	$ 4,940,214	$ 4,881,101
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	1,729,075	1,708,385
Valuation Allowance	(1,729,075)	(1,708,385)
Net Deferred Tax Asset	$ -	$ -

The tax years ended December 31, 2011, 2012 and 2013 are open for audit by both federal and state taxing authorities.

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

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective ..

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

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Officers and Directors

Name	Age	Position
Micah Eldred	45	Director, President, Chief Executive Officer
Carl Dilley	58	Director and Vice President
Christine Zitman	44	Director, Chief Financial Officer, Secretary and Treasurer
Guy M. Zajonc	61	Director
Steve Saint Amour	49	Director
Errol de Montille	68	Director

Background of Executive Officers and Directors

Micah Eldred was appointed as Director, President, Chief Executive Officer, Secretary, Chief Financial Officer, and Treasurer on February 7, 2011.  Mr. Eldred stepped down as Secretary, Chief Financial Officer and Treasurer in January 2013, when Christine Zitman was appointed to those positions.  Mr. Eldred was appointed as Chairman of the Board in January 2013.   Mr. Eldred has served as Chief Executive Officer (“CEO”) of Endeavour Cooperative Partners, LLC, and its subsidiaries, Spartan Securities Group, Ltd., Island Capital Management, LLC, and Endeavour Insurance Partners, LLC, for over ten years. Island Stock Transfer, a division of Island Capital Management LLC, is our transfer agent. Mr. Eldred holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. Mr. Eldred was a co-founder of Endurance Exploration Group, LLC.

Carl Dilley has served as a Director since January 2013, and was appointed as Vice President in January 2013. Mr. Dilley has served as president of Island Stock Transfer, a division of Island Capital Management, LLC, from 2003 to present and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. Island Stock Transfer is our transfer agent.   He is also an employee of Spartan Securities Group and holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama.Carl Dilley was a co-founder of Endurance Exploration Group, LLC.

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

In 2001, Mr. de Montille formed his own international business consultancy company. Since then he has managed more than $1 billion in business development and structured over 100 deals for his clients. He has recently been involved in maritime and salvage matters and was the lead negotiator with the Japanese Government to salvage a World War II built submarine which sank off the African coast as well as successfully negotiating an agreement with an island government in the Indian Ocean for salvage rights for a colonial built vessel.

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

In 2009, Mr. Saint Amour and his wife, Joan Saint Amour co-founded Eclipse Group Inc. (EGI).  EGI is a marine operations service provider based in Annapolis, Maryland and provides turnkey subsea technical solutions to both commercial and government customers worldwide. EGI holds several multi-year contracts and subcontracts with the U.S. Navy, National Oceanographic Atmospheric Agency (NOAA) and several international commercial companies based both in the U.S. and abroad.

In 1999, Mr. Saint Amour accepted the position of Remote Operated Vehicle (ROV) Operations and Sales Manager at Phoenix International, Inc., an underwater services company based in Crystal City, VA.

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

Section 16(a) Beneficial Ownership Compliance Reporting

As we do not have a class of securities registered under Section 12 of the Securities Exchange Act of 1934, our directors and officers, and persons who own more than ten-percent (10%) of our common stock, are not required to file reports of ownership on Form 3 and reports of changes in ownership on Forms 4 and 5, with the SEC.

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our President and Chief Executive Officer, and the two most highly compensated executive officers who served at the end of the fiscal years December 31, 2013, 2012 and 2011. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micah Eldred President	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley Vice President	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Christine Zitman Secretary and Treasurer	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Micah Eldred	1,000,000	-0-	-0-	$0.25	12/31/15	-0-	-0-	-0-	-0-
Carl Dilley	1,000,000	-0-	-0-	$0.25	12/31/15	-0-	-0-	-0-	-0-
Christine Zitman	1,000,000	-0-	-0-	$0.25	12/31/15	-0-	-0-	-0-	-0-

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

Board of Directors and Committees

As of December 31, 2013, our Board of Directors consisted of Micah Eldred, Carl Dilley, and Christine Zitman.  On January 6, 2014 the Board of Directors appointed Guy M. Zajonc, Errol de Montille and Steve Saint Amour as additional directors. The Board has not appointed any committees.

Employment Agreements

Currently, we have no employment agreements with any of our Directors or Officers.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 31, 2014, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Micah Eldred, President, CEO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	21,133,668 (2)	57.5%
Carl Dilley, Director, Vice President 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	11,266,777 (2)	30.6%
Christine Zitman, Secretary, Treasurer, CFO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,100,000 (2)	5.7%
Guy Zajonc 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	1,500,000 (3)	4.1%
Steven Saint Amour 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	350,000 (4)	1.0%
Errol de Montille 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	600,000 (5)	1.7%
All and Officers as a Group (6 persons)	36,950,445	92.9%

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

(2)  Includes 1,000,000 stock options exercisable until December 31, 2015 at a price of $0.25 per share, for each of Micah Eldred, Carl Dilley and Christine Zitman.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, we assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at December 31, 201 2 and December 31, 2013, including accrued interest, was $61, 625 and $64,625, respectively.

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

	Year Ended December 31, 2013	Year Ended December 31, 201 2
Audit fees	$16,500	$6,350
Audit-related fees	3,750	-
Tax fees	-	-
All other fees	-	-
Total	$20,350	$6,350

Since our inception, our Board of Directors, performing the duties of an audit committee, reviews all audit and non-audit related fees at least annually. The Board of Directors pre-approved all audit related services in fiscal years 2013 and 2012.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, this 2nd day of December, 2014.

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

/s/ Micah Eldred	Date: December 2, 2014
Micah Eldred
Director, Chief Executive Officer and President
/s/ Christine Zitman	Date: December 2, 2014
Christine Zitman
Director, Chief Financial Officer, Secretary, Treasurer
/s/ Carl Dilley	Date: December 2, 2014
Carl Dilley
Director and Vice President
/s/ Guy Zajonc	Date: December 2, 2014
Guy Zajonc
Director