Form 10-Q/A
period 2014-03-31
Endurance Exploration Group, Inc.
filed 2014-12-02
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 1)

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

[  ]

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

Yes [  ]   No [  ]  (1)

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

Yes  [  ]     No  [X]

As of April 30, 2014, the registrant had 36,204,280 shares of common stock outstanding.

EXPLANATORY NOTE

Endurance Exploration Group, Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-Q/A to amend its Form 10-Q for the quarter ended March 31, 2014, filed with the Securities and Exchange Commission on May 14, 2014.

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

This amendment also modifies certain non-material disclosures contained in the original 10-Q, and therefore should be read in its entirety.

Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the original 10-Q, or modify or update any disclosures affected by subsequent events. Consequently, this filing should be read in conjunction with our filings with the SEC subsequent to the filing of the original 10-Q, including amendments to those filings, if any.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2014 and December 31, 2013	4

Consolidated Statements of Operations for the three months ended March 31, 2014 and 2013	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2014 and 2013	6

Notes to the Consolidated Financial Statements	7

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 6,700	$ 2,540
Prepaid expenses		-
Total Current Assets	6,700	2,540

Fixed Assets
Equipment, furniture and fixtures	619,795	611,261
Accumulated depreciation	(185,475)	(162,281)
Total Fixed Assets – net	434,320	448,980

Other assets	1,100	1,100

TOTAL ASSETS	$ 442,120	$ 452,620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 40,766	$ 20,162
Liabilities from discontinued operations	60,644	60,644
Advances from related parties	163,364	62,500
Total Current Liabilities	264,774	143,306

TOTAL LIABILITIES	264,774	143,306

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding		-
Common stock: 100,000,000 authorized; $0.01 par value 35,770,947 shares issued and outstanding	357,709	357,709
Common stock issuable; 13,333 shares	133	133
Additional paid in capital	4,891,686	4,891,686
Accumulated deficit	(5,072,182)	(4,940,214)
Total Stockholders' Equity	177,346	309,314
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 442,120	$ 452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended
	March 31,	March 3 1 ,
	2014	2013
	(unaudited)	(unaudited)

Revenues	$ -	$ -

Operating Expenses
Operations and research	36,150	94,709
Marketing and promotion	19,860	2,705
General administration	52,389	32,700
Depreciation	23,194	21,331
Total operating expenses	131,593	151,445

Net loss from operations	(131,593)	(151,445)
Non-operating activity
Interest expense	(375)	(2,955)
Net loss	$ (131,968)	$ (154,400)

Basic and diluted loss per share	$ (.004)	$ (.007)
Weighted average number of
shares outstanding	35,770,947	22,544,034

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2014 (unaudited)	For the Three Months Ended March 3 1 , 2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (131,968)	$ (154,400)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	23,194	21,331
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Accounts payable and accrued expenses	20,604	(24,047)
Net Cash Used by Operating Activities	(88,170)	(157,116)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(8,534)	(46,829)
Net Cash Used by Investing Activities	(8,534)	(46,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	100,864	167,343
Net Cash Provided by Financing Activates	100,864	167,343

Net increase (decrease) in cash and cash equivalents	4,160	53,560
Cash and cash equivalents, beginning of period	2,540	16,959
Cash and cash equivalents, end of period	$ 6,700	$ -

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.  This Form 10Q for the three months ended March 31, 2014 represents the first quarterly filing for the new fiscal year.   Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined

On December 31, 2013, the Company acquired 100% of the membership interests of Endurance Exploration Group LLC, a Florida limited liability company, in exchange for 20,550,539 shares of the Company’s Common Stock being issued to the former members.  Endurance Exploration Group LLC is now a wholly owned subsidiary with its operations being the Company’s primary focus.

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Company and its subsidiaries as of March 31, 2014.   The acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel, occurred as of the close of its business on December 31, 2013.   Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined

The unaudited interim consolidated financial statements have been prepared pursuant to the rules and regulations of the U.S. Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in annual financial statements prepared in accordance with accounting principles generally accepted in the United States have been condensed or omitted pursuant to such SEC rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading. It is suggested that these consolidated financial statements be read in conjunction with the consolidated financial statements and the notes thereto, included in the Company’s latest Annual Report on Form 10-K.

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2014 and the results of operations and cash flows for the three months ended March 31, 2014 and 2013 have been made.  All material intercompany transactions have been eliminated.

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

Results of Operations

The following information represents our results of operations for the three months ended March 31, 2014 and 2013, the acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel, occurred as of the close of its business on December 31, 2013.  Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined

Revenue

Since our inception on January 19, 2006 to March 31, 2014, we have not generated any revenues.  The Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $36,150 for the three months ended March 31, 2014 as compared to $ 94,709 for the three months ended March 31 , 2013.  These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred marketing and promotion expenses of $19,860 for the three months ended March 31, 2014 as compared to $ 2,705 for the three months ended March 31 , 2013.   These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred general and administrative expenses of $52,389 for the three months ended March 31, 2014 as compared to $ 32,700 for the three months ended March 31 , 2013, an increase of $ 19,689 ..  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the three months ended March 31, 2014, we incurred a net loss of $131,968 as compared to $ 154,400 for the three months ended March 31 , 2013.

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

Research and Development

For the three months ended March 31, 2014, we did not incur any research and development expenses.  For the three months ended March 31 , 2013, we incurred $1,873 in expenses for research consultants ..

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting. Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of March 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: December 2, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)