Form 10-Q/A
period 2014-06-30
Endurance Exploration Group, Inc.
filed 2014-12-02
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q /A

(Amendment No. 2)

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

EXPLANATORY NOTE

Endurance Exploration Group, Inc. (the “Company”) is filing this Amendment No. 2 on Form 10-Q/A to amend its previously filed Form 10-Q/A for the quarter ended June 30, 2014, filed with the Securities and Exchange Commission on August 15, 2014.

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

This amendment also modifies certain non-material disclosures contained in the previously filed 10-Q/A, and therefore should be read in its entirety.

Accordingly, this Amendment, with the exception of the foregoing, does not reflect events occurring after the date of filing of the previously filed 10-Q/A, or modify or update any disclosures affected by subsequent events. Consequently, this filing should be read in conjunction with our filings with the SEC subsequent to the filing of the previously filed 10-Q/A, including amendments to those filings, if any.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2014 and December 31, 2013	4

Consolidated Statements of Operations for the three and six months ended June 30, 2014 and 2013	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2014 and 2013	6

Notes to the Consolidated Financial Statements	7

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 5,576	$ 2,540
Prepaid expenses		-
Total Current Assets	5,576	2,540

Fixed Assets
Equipment, furniture and fixtures	624,471	611,261
Accumulated depreciation	(209,344)	(162,281)
Total Fixed Assets – net	415,127	448,980

Other assets	1,100	1,100

TOTAL ASSETS	$ 421,803	$ 452,620

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 69,314	$ 20,162
Liabilities from discontinued operations	60,644	60,644
Advances from related parties	197,500	62,500
Total Current Liabilities	327,458	143,306

TOTAL LIABILITIES	327,458	143,306

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 36,204,280 and 35,770,947 shares issued and outstanding respectively	362,043	357,709
Common stock issuable; 0 and 13,333 shares respectively	-	133
Additional paid in capital	4,992,486	4,891,686
Accumulated deficit	(5,260,184)	(4,940,214)
Total Stockholders' Equity	94,345	309,314
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 421,803	$ 452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended		For the Six Months Ended
	June 30,	J une 3 0 ,	June 30,	J une 3 0 ,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	72,631	206,458	108,781	301,166
Marketing and promotion	32,852	22,331	52,712	25,036
General administration	58,275	41,133	110,664	73,833
Depreciation	23,869	21,468	47,063	42,156
Total operating expenses	187,627	291,390	319,220	442,191

Net loss from operations	(187,627)	(291,390)	(319,220)	(442,191)
Non-operating activity
Interest expense	(375)	(1,875)	(750)	(4,830)
Net loss	$ (188,002)	$ (293,265)	$ (319,970)	$ (447,021)

Basic and diluted loss per share	$ (.005)	$ (.0 13 )	$ (.009)	$ (.0 20 )
Weighted average number of
shares outstanding	36,123,328	22,544,034	35,948,111	22,544,034

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30, 2014 (unaudited)	For the Six Months Ended J une 3 0 , 2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(319,970)	$	(447,021)

Adjustments to reconcile net loss to net cash provided by operating activities
Depreciation expense	47,063		42,156
Changes in operating assets and liabilities:
Prepaid expenses	-		-
Accounts payable and accrued expenses	49,153		15,524
Net Cash Used by Operating Activities	(223,754)		(389,341)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(13,210)		(46,829)
Net Cash Used by Investing Activities	(13,210)		(46,829)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	240,000		393,943
Net Cash Provided by Financing Activates	240,000		393,943

Net increase (decrease) in cash and cash equivalents	3,036		42,227
Cash and cash equivalents, beginning of period	2,540		53,560
Cash and cash equivalents, end of period	$5,576		$11,333

Cash paid for Interest	$-		$-
Cash paid for taxes	$-		$-

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.  This Form 10Q for the three and six months ended June 30, 2014 represents the second quarterly filing for the new fiscal year.   Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined ..

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2014 and the results of operations and cash flows for the three and six months ended June 30, 2014 and 2013 have been made.  All material intercompany transactions have been eliminated.

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

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as its transfer agent.  It did not charge the Company for its services during the three or six months ended June 30, 2014 or 2013.

The Company has entered into a contract with Proxy & Printing LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the three or six months ended June 30, 2014 or 2013.

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

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2014 and2013 ..   , exclusive of the historical operations of Endurance Exploration Group LLC.   The acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel, occurred as of the close of its business on December 31, 2013.  Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined.

Three Months Ended June 30, 2014 and 2013

Revenue

Since our inception on January 19, 2006 to September 30, 2014, we have not generated any revenues.  The Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $72,631 for the three months ended June 30, 2014 as compared to $ 206,458 for the three months ended J une 3 0 , 2013.  These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred marketing and promotion expenses of $32,852 for the three months ended June 30, 2014 as compared to $ 22,331 for the three months ended J une 3 0 , 2013.   These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred general and administrative expenses of $58,275 for the three months ended June 30, 2014 as compared to $ 41,133 for the three months ended J une 3 0 , 2013, an increase of $ 17,142 ..  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the three months ended June 30, 2014, we incurred a net loss of $188,002 as compared to $ 293,265 for the three months ended J une 3 0 , 2013.

Six Months Ended June 30, 2014 and 2013

Revenue

Since our inception on January 19, 2006 to June 30, 2014, we have not generated any revenues.   The Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $108,781 for the six months ended June 30, 2014 as compared to $ 301,166 for the six months ended J une 3 0 , 2013.  These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred marketing and promotion expenses of $52,712 for the six months ended June 30, 2014 as compared to $ 25,036 for the six months ended J une 3 0 , 2013.   These expenses are all related to the operations of Endurance Exploration Group LLC.

We incurred general and administrative expenses of $110,664 for the six months ended June 30, 2014 as compared to $ 73,833 for the six months ended J une 3 0 , 2013, an increase of $ 36,831 ..  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the six months ended June 30, 2014, we incurred a net loss of $319,970 as compared to $ 447,021 for the six months ended J une 3 0 ,2013.

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

Research and Development

For the six months ended June 30, 2014, we incurred $10,600 in expenses for research consultants.  For the six months ended J une 3 0 , 2013, we incurred $8,461 in expenses for research consultants and travel ..

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

31.1	Certification of the Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification of the Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Chief Executive Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2	Certification of Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endurance Exploration Group, Inc.
(Registrant)

Date: December 2, 2014	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)