Form 10-Q/A
period 2014-09-30
Endurance Exploration Group, Inc.
filed 2015-01-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

 (Amendment No. 2 )

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

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2014 and December 31, 2013	3

Consolidated Statements of Operations for the three and nine months ended September 30, 2014 and the three and nine months ended September 30, 2013	4

Consolidated Statements of Cash Flows for the nine months ended September 30 30, 2014 and the nine months ended September 30, 2013	5

Notes to the Consolidated Financial Statements	6

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2014	2013
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$18,038	$2,540
Prepaid expenses	-	-
Total Current Assets	18,038	2,540

Fixed Assets
Equipment, furniture and fixtures	624,471	611,261
Accumulated depreciation	(233,057)	(162,281)
Total Fixed Assets – net	391,414	448,980

Other assets	1,100	1,100

TOTAL ASSETS	$410,552	$452,620

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$133,756	$20,162
Liabilities from discontinued operations	60,644	60,644
Advances from related parties	247,500	62,500
Total Current Liabilities	441,900	143,306

TOTAL LIABILITIES	441,900	143,306

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 36,436,280 and 35,770,947 shares issued and outstanding respectively	364,363	357,709
Common stock issuable; 0 and 13,333 shares respectively	-	133
Additional paid in capital	5,048,166	4,891,686
Accumulated deficit	(5,443,877)	(4,940,214)
Total Stockholders' Equity	(31,348)	309,314
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$410,552	$452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30, 2014 (unaudited)	For the Three Months Ended September30, 2013 (unaudited)	For the Nine Months Ended September 30, 2014 (unaudited)	For the Nine Months Ended September 30, 2013 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	108,854	263,058	217,635	564,224
Marketing and promotion	1,626	12,522	54,337	37,558
General administration	49,126	29,361	159,790	103,195
Depreciation	23,712	21,468	70,776	63,624
Total operating expenses	183,318	326,409	502,538	768,601

Net loss from operations	(183,318)	(326,409)	(502,538)	(768,601)
Non-operating activity
Interest expense	(375)	(1,125)	(1,125)	(5,955)
Net loss	$ (183,693)	$ (327,534)	$ (503,663)	$ 774,556)

Basic and diluted loss per share	$ (.005)	$ (.015)	$ (.014)	$ (.034)
Weighted average number of
shares outstanding	36,358,976	22,544,034	36,086,571	22,544,034

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30, 2014 (unaudited)	For the Nine Months Ended September 30, 2013 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(503,663)	$(774,556)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	70,776	63,624
Stock based compensation	25,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	-	(2,705)
Accounts payable and accrued expenses	113,595	19,256
Net Cash Used by Operating Activities	(294,292)	(694,381)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(13,210)	(31,488)
Net Cash Used by Investing Activities	(13,210)	(31,488)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Stock	33,000	-
Advances from related parties	290,000	693,289
Net Cash Provided by Financing Activates	323,000	693,289

Net increase (decrease) in cash and cash equivalents	15,498	(32,580)
Cash and cash equivalents, beginning of period	2,540	53,360
Cash and cash equivalents, end of period	$18,038	$20,980

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31.  This Form 10Q for the three and nine months ended September 30, 2014 represents the third quarterly filing for the new fiscal year.  The comparative data presented in the consolidated statements of operations and cash flows are for the two and eight months ended September 30, 2013 and are consistent with the prior year’s filings prior to the transition to the calendar year.  A restatement of the prior year amounts to reflect the transition to calendar quarters has been deemed by management to be immaterial and cost prohibitive, and thus has not been done.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2014 and the results of operations and cash flows for the three and nine months ended September 30, 2014 and the two and eight months ended September 30, 2013 have been made.  All material intercompany transactions have been eliminated.

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

The Company has entered into a contract with Island, which is owned and controlled by Endeavour, to serve as its transfer agent.  It did not charge the Company for its services during the three or nine months ended September 30, 2014 or the two or eight months ended September 30, 2013.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the three or nine months ended September 30, 2014 or the two or eight months ended September 30, 2013.

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

The following information represents the combined results of operations for two formerly separated entities for the three and nine months ended September 30, 2014 and 2013

Three Months Ended September 30, 2014 and 2013

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2014, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2014, our disclosure controls and procedures were not effective at the reasonable assurance level.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: January 14, 2015	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)