Form 10-K
period 2014-12-31
Endurance Exploration Group, Inc.
filed 2015-03-26
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from       to ______

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No [X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for shorter period that the registrant as required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X] No [  ] (1)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes [ X ]  No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer.”

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filed [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2014 was approximately $1,417,681

Number of common shares outstanding at March 24, 2015: 38,228,860

TABLE OF CONTENTS

Forward-looking Statements

The information in this report may contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" and "Business," as well as in this prospectus generally. In particular, these include statements relating to future actions, prospective services or business plans, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

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

Prior to June 2008, we were engaged in the exploration and acquisition of uranium properties that were either past producers or had been the subject of prior work programs and/or contained historic resources. On or about June 1, 2008, we ceased/discontinued operations of our uranium exploration activities; and had incurred a net operating loss of approximately $5,600,000 since inception as we have sought to restructure and find a suitable business opportunity.  We were deemed a “shell company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, from the discontinuance of operations in 2008 until the filing of our Form 8-K on December 31, 2013, relating to the acquisition of Endurance Exploration Group, LLC, on that date.  During our restructuring period from June 2008 until December 31, 2013, we:

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

Endurance Exploration Group, LLC

On December 31, 2013, we completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC, a Florida limited liability company (“Endurance LLC”), from its members in exchange for 20,550,539 shares of our common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC of $381,173 as of December 31, 2013.  Micah Eldred, who serves as our Chairman, Chief Executive Officer and President, and Carl Dilley who serves as one of our directors and our Vice President, were the owners of all of the interests in Endurance LLC.  Messrs. Eldred and Dilley were also the beneficial owners of a majority of our common stock at the time.  Endurance LLC is now a wholly owned subsidiary of ours, and its operations are now our primary focus.

Endurance LLC was formed in 2009 to explore, from an operational and financial perspective, the feasibility and potential economic return of recovering historic and modern day shipwreck cargos. Based on the business started by Endurance LLC, we have developed a research methodology with three goals. The first goal is to establish a comprehensive understanding of the larger economic, technological and social trends that lead to the transport of physical wealth across oceans during different historical periods, along with creating a “High Interest” list of shipwrecks and their cargos lost across various historical periods.  Conflict, accidents and acts of nature claimed a percentage of all voyages, and many of the shipwrecked vessels are believed to have carried a valuable cargo.  The second objective is to identify, from this population of potential shipwreck losses, those shipwrecks that could be legally salvaged and recovered, and the cargos sold, with a positive return on the capital investment required for their location and recovery. The third goal is to move those projects which had the potential to generate positive investment returns into an operational phase with a high, risk-adjusted, chance of success; and, to develop a portfolio of projects in various stages of research, search, survey and recovery.

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

Survey Ship

Our 100-foot survey ship has been recently refurbished to include a sonar winch and the latest in electronics and side-scan sonar survey equipment. Depending on the timeframe, circumstances and our other commitments, we may use this ship or charter another vessel of similar or greater capability.

Sidescan Sonar

Side-scan sonar is currently the industry-standard search methodology used for oceanic search operations.  An unmanned side-scan sonar unit, or “towfish,” is towed behind a manned surface vessel at a pre-set altitude above the seafloor. The sonar unit sends out a “ping” or sound-wave to acoustically map terrain, natural obstructions and man-made objects, including shipwrecks and jettison cargo.

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

The sonar “towfish” of one of our current survey systems was lost during the final days of our 2013 search operations. For more information on project “Sailfish”, please refer to Current & Ongoing Projects. We expect to replace this sonar equipment and capability before beginning 2015 search operations.

Potential shipwreck targets found by sonar will be catalogued, evaluated and eventually visually prosecuted using the Shackleton 1 or Squirt ROV systems, or other systems chartered or rented for inspection and recovery missions.

ROV Shackleton 1

The Remotely-Operated Vehicle (ROV) system Shackleton 1 is a light work-class ROV. This system is comprised of underwater lighting, still and motion picture cameras and a single robotic manipulator arm. Initially designed for mid-water industrial applications, the ROV has been redesigned for shipwreck search, identification and cargo recovery operations. Beyond shipwreck operations, the system is also capable of cable and pipeline inspection and repair, geophysical sampling and search and recovery operations.  ROV system “Shackleton 1” is currently undergoing the final stages of a complete disassembly and overhaul.

Employees

The Company has four corporate officers.  Each officer is also an officer of other entities and not full time employees of the Company.  A list of the Company’s officers and the average number of hours per week each officer expects to devote to Company affairs are as follows:

Micah Eldred, Director, President and CEO, 20 hours per week.

Carl Dilley, Director and Vice President, 10 hours per week.

Christine Zitman, Director, Secretary, Treasurer and CFO, 20 hours per week.

Guy Zajonc, Director and Vice President, 20 hours per week.

Other Employees and Contractors

We utilize contract personnel for vessel operation during our survey periods, and intend to continue to use contract technicians to perform marine survey and recovery operations in the future. From time to time, we have or intend to hire other contractors, subcontractors and consultants to perform specific services.  During 2014, three individuals who joined our Board of Directors in January 2014 were employed in various capacities by us as independent contractors.  See “Item 11 – EXECUTIVE COMPENSATION - Compensation Paid to Messrs. Zajonc and Saint Amour in 2014” and “Employment Agreements” below.

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

To that end, we have created a series of regional and period-specific databases from which to compare, evaluate and select potential targets for research, discovery and eventual excavation and recovery.

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

Project “Sailfish” – Current Status

In October of 2014 we believe we positively identified the target of Project “Sailfish,” as the Steamship Connaught based upon its distinctive iron hull, paddlewheels and artifacts seen within the debris field.

We promptly filed a complaint in U.S. Federal Court for the Middle District of Florida requesting, pursuant to admiralty law, that the shipwreck be arrested, that we be appointed substitute custodian of the shipwreck and that we be awarded a salvage claim or title to the shipwreck and its cargo.

As a result of our admiralty court filings and request, the U.S. Marshalls arrested the shipwreck that we believe are the remains of the Steamship Connaught.  On October 31, 2014 the court appointed Endurance substitute custodian of the ship, her apparel, tackle and appurtenances, her cargo and any property, artifacts and other objects recovered therefrom.  We were also ordered to retain all recovered items for safekeeping until further order of the court.  We recently filed and Motion for Order of Default and are seeking a Judgment awarding us right, title and interest in the vessel itself.  Upon recovery of the cargo we will submit additional pleadings to the court to establish our salvage claim or outright title to all items recovered.

We intend to return to the site in the Summer of 2015 to conduct a recovery operation estimated to take 60 days.

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

Project “Black Marlin” – Current Status

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for the location and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%). The Company needs additional working capital to undertake the search for the “Black Marlin.” There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to look for the “Black Marlin.”

We believe the “Black Marlin” contract is not material and our business is not substantially dependent upon this contract due to the fact our Company has complied a database of over 1,400 shipwrecks that were lost with valuable cargo on board that we believe can be located and their cargos recovered. By selecting “Black Marlin” as our second project and since the “Black Marlin” was reported to have been lost within 12 nautical miles of land, it was necessary, in the ordinary course of our business, to seek permission of the coastal state to work in their territorial waters.  We are not under any obligation to undertake this project and if, at any time, events in the area or our continuing research revealed a lost shipwreck that is a more logical choice to undertake as our second project, we will make that change in project priorities. While the agreement with the coastal state allows us to pursue the “Black Marlin” as a project, the “Black Marlin” is not significantly different in value than other ships in our database.

Project “Black Marlin” – Targets of Opportunity “Wahoo” and “Dolphin”

As part of discussions pertaining to project “Black Marlin,” we have learned of two shallow-water “targets of opportunity” within the same territorial waters as the “Black Marlin.” Believed to be English East Indiaman, these wrecks (code-named “Dolphin” and “Wahoo”) remain unidentified at this time. Until these wrecks are identified, it will not be possible to generate any estimate on the potential value, if any. We expect to begin operations on these wrecks in conjunction with the “Black Marlin” in mid-2016.

Patents, trademarks, licenses, franchises and concession

Currently, we neither own nor rely on any patents, trademarks, licenses or franchises.  We have been granted a concession for shipwreck search and recovery in the territorial waters of an East African island nation by the government of that nation.  The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).

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

The island nation has signed and ratified the United Nations Convention on the Law of the Seas (the “LOS”).  In this capacity and in keeping with the provisions of the LOS, the island nation asserts jurisdiction over its territorial waters, defined by the LOS as 12 nautical miles, 22.2 kilometers or 13.1 miles from the low water mark of the coastal state. Based upon its historical research, we believe the “Black Marlin” sank within the territorial waters of the island nation.  While the island nation is not a signatory to nor has it ratified the International Convention on Salvage (“ICS”), the Company and its contractors operate in accordance the provisions of the ICS.  Those provisions state generally, that in undertaking salvage a salvage company shall exercise due care in order to minimizing damage to the environment.  Damage to the environment is defined by the Treaty under Article 1 (d) as follows:  “Damage to the environment” means substantial physical damage to human health or to marine life or resources in coastal or inland waters or areas adjacent thereto, caused by pollution, contamination, fire, explosion or similar major incidents.” The Company and its contractors take into account complying with the ISC when estimating costs for the “Black Marlin” cargo recovery operations. The island country has no written laws or regulations with respect to salvage operations in general and has placed no additional restrictions on the operations of the Company when it begins operations to locate and recover the “Black Marlin’s” cargo.

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

The United States Coast Guard undertakes marine environmental protection in U.S. waters pursuant to Volume IX of its Marine Environmental Protection – Marine Safety Manual – COMDTINST M16000.14. As specified in Chapter 1 on page 16, the U.S. Coast Guard also looks to the International Convention on Salvage for guidance on salvage operations even though the U.S. has not ratified that treaty.  The Company and its contractors expect to conduct salvage operations within the guidelines of the ICS. The Company and its contractors take into account complying with the ISC when estimating costs for the S.S. Connaught cargo recovery operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our consolidated statements of operations for the years ended December 31, 2014, and 2013, reflect net losses of $659,114 and $885,874 respectively.  These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

In light of the acquisition of the membership interests of Endurance Exploration Group, LLC on December 31, 2013, and since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined. We are currently evaluating acquisitions and other business opportunities. Our continuation as a going concern is dependent upon our ability to recover and monetize valuable shipwreck cargoes and to secure investment capital from future funding opportunities.  No assurance can be given that we will be successful in these efforts.

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

Persons and entities other than us may claim title to the shipwrecks and/or valuable cargo that we may recover. Even if we are successful in locating and recovering shipwrecks and/or valuable cargo, we cannot assure we will be able to establish our rights to property recovered if challenged by governmental entities, prior owners, or other attempted salvors claiming an interest therein. In such an event we could spend a great deal of time and money on a shipwreck project, and receive no salvage claim or revenue for our work. Our shipwrecks may be in controlled water where the policies and laws of a certain government may change abruptly, thereby impacting our ability to operate in those zones.

The profitability of our operations is directly related to the market price of metals and the numismatic coin market. The market prices of metals and the numismatic coin market fluctuate significantly and are affected by a number of factors beyond our control, including, but not limited to, the rate of inflation, the exchange rate of the dollar to other currencies, interest rates, global economic and political conditions, and the collector’s market. Price fluctuations in the metals and numismatic market from the conception of a potential target to the conclusion of operations can significantly affect profitability. We may begin one or more operations at a time when the price of metals or numismatic coins make operations economically feasible and subsequently incur losses due to market decreases. Adverse fluctuations in the metals or numismatic market may force us to curtail or cease our business operations.

We face significant competition from better-established competitors

We compete with other interests possessing greater financial resources and technical facilities than we do in connection with the discovery and excavation of shipwrecks.

Risks Related To ownership of Our Stock

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

Micah Eldred and Carl Dilley own a significant majority of our voting shares and their interests may differ from those of our other shareholders.

As of March 20, 2015, Micah Eldred and Carl Dilley own approximately 50.91% and 27.00% of our issued and outstanding shares of common stock, respectively (see “Item 4 – Security Ownership of Certain Beneficial Owners and Management”), and they will have significant influence over the outcome of matters that require shareholder approval, including election of directors and, accordingly, over our business and corporate matters.  They may exercise their voting rights in ways that they believe is in their best interests, which may conflict with the interest of our other shareholders.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

We currently share, at no charge, leased office space at 15500 Roosevelt Blvd., Suite 301, Clearwater, FL 33760, with Island Capital Management, an affiliate controlled by Micah Eldred.  We believe that such space is sufficient for our needs, and the estimated value of this space is deemed to be immaterial.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2014, there are no material, pending legal proceedings (other than ordinary routine litigation incidental to our business, if any) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 4—MINE SAFETY DISCLOSURES

Not applicable.

PART II

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

High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2014	December 31	$0.60	$0.10
2014	September 30	$0.6099	$0.25
2014	June 30	$1.10	$0.41
2014	March 31	$1.10	$0.11
2013	December 31	$0.495	$0.022
2013	September 30	$0.5799	$0.10
2013	June 30	$0.64	$0..075
2013	March 31	$1.24	$0.008

As of December 31, 2014 there were 378 shareholders of record. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

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

Warrants and Options

As of December 31, 2014, we had issued non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2015, with an exercise price of $0.25 per share.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our equity securities could be issued as of December 31, 2014:

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

On December 31, 2013, our Board of Directors authorized the issuance of, and we issued, options to purchase an aggregate of 5,000,000 shares of our common stock at $0.25 per share any time prior to December 15, 2015.  Options were issued to our directors (Micah Eldred, Carl Dilley and Christine Zitman), our employees and certain consultants and service providers as compensation for services rendered and as an inducement for the consultants (Guy Zajonc, Steven Saint Amour) to join our Board of Directors.

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

Also, in April 2014, we issued 13,333 shares in satisfaction of those shares that have been issuable since 2008 as explained in Note G of the Consolidated Financial Statements included herein. Such shares were exempt from registration under Regulation S as they were sold to an investor outside of the United States.

On June 24, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse. The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by us. We issued 100,000 shares of common stock to Eclipse Group Inc., with an agreed value of $25,000, under the contract, and reimbursed Eclipse in cash for its cost for the second ROV technician.  In July 2014, we issued 100,000 shares of common stock for services at an agreed upon value of $0.25 per share.

In September 2014, we sold 132,000 shares of common stock in a private placement for $0.25 per share.

In December 2014, we issued 192,600 shares of common stock for services valued at $0.25 per share.

On February 12, 2015, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners, LLC (“Endeavour”) relating to the conversion of indebtedness to Endeavour in the amount of $85,000. This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which we issued 340,000 shares to Endeavour.

On February 12, 2015, we entered into a Debt Conversion Agreement with Micah Eldred relating to the conversion of indebtedness to Micah Eldred in the amount of $143,333. This amount represents the related party debt payable to Micah Eldred as of that date.  The terms of the agreement allowed for Micah Eldred to convert this debt into common stock at $0.25 per share.  Micah Eldred converted all of such debt into shares, as a result of which we issued 573,333 shares to Micah Eldred.

On February 12, 2015, we entered into a Debt Conversion Agreement with Carl & Heather Dilley relating to the conversion of indebtedness to Carl & Heather Dilley in the amount of $45,867 and $25,800 respectively. This amount represents the related party debt payable to Carl & Heather Dilley as of that date.  The terms of the agreement allowed for Carl & Heather Dilley to convert this debt into common stock at $0.25 per share.  Carl & Heather Dilley converted all of such debt into shares, as a result of which we issued 183,467 and 103,200 shares to Carl & Heather Dilley respectively.

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

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this registration statement.

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

Factors that could cause actual results to differ materially from what is expressed or forecasted in such forward-looking statements include, but are not limited to the risk factors which are identified in this registration statement, including factors identified under the headings “Business,” “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”

All dollar amounts refer to US dollars unless otherwise indicated.

Plan of Operation

Side-scan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In October of 2014 we believe we positively identified the target of Project “Sailfish,” the Steamship S.S. Connaught. We intend to return to the site of the S.S. Connaught in 2015 to recover its cargo. The cost of recovering the cargo of the S.S. Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the S.S. Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the S.S. Connaught.

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).  The cost of finding and recovering the cargo of the “Black Marlin” is estimated to be $2,000,000. The Company needs additional working capital to undertake the search for the “Black Marlin”.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to search for and recover the cargo of the “Black Marlin”.

Results of Operations

The following information represents our results of operations for the years ended December 31, 2014 and 2013.  Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined.

Revenue

Since inception through December 31, 2014, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred $73,150 in stock based compensation for the year ended December 31, 2014 as compared to $19,925 for the year ended December 31, 2013, an increase of $53,225.

We incurred general and administrative expenses of $242,715 for the year ended December 31, 2014 as compared to $121,013 for the year ended December 31, 2013, an increase of $121,702.

The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the year ended December 31, 2014, we incurred a net loss of $684,114 as compared to $885,874 for the year ended December 31, 2013.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of December 31, 2014, we had $1,050 in cash.

Net cash used by operating activities was $407,780 for the year ended December 31, 2014.

Net cash used by investing activities was $13,210 for the year ended December 31, 2014.

Net cash provided by financing activities was $419,500 for the year ended December 31, 2014.  This amount represents funds advanced from related parties to facilitate operations for the period.

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

In September 2014, we sold 132,000 common shares in a private placement at a price of $0.25 per share.

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

On June 24, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by us.  We issued 100,000 shares of common stock to Eclipse Group Inc., with an agreed value of $25,000, under the contract, and reimbursed Eclipse in cash for its cost for the second ROV technician.

During the twelve  months ended December 31, 2014, Micah Eldred, on the one hand, and Carl Dilley and Heather Dilley, on the other, made advances to the Company in the aggregate amounts of  $281,500 in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2014, the aggregate amount of such advances outstanding was $281,500.  Management has not imputed interest on these advances as the amounts are deemed immaterial.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements.  Our capital requirements for 2015 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.  We are currently engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.  The offering, dated April 28, 2014, expired September 30, 2014 and is being amended to extend the termination date of the offering and to provide for changes in broker/dealer compensation.  However, the offering is being conducted on a best efforts basis, and there can be no assurance that any shares will be sold in the offering.

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

Research and Development

For the years ended December 31, 2014 and 2013, we incurred expenses for research consultants and travel of $12,804 and $32,533.

Inflation

The amounts presented in our consolidated financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Critical Accounting Estimates – Stock Based Compensation

We applied the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for our stock-based compensation.  Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award.  We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2013 was $.003985. We used the following Black-Scholes assumptions in arriving at the fair value of options granted on December 31, 2013:

Expected Life In Years	1.5
Risk-free Interest Rates	.350%
Volatility	145.04%
Dividend Yield	0%

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

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

CERTIFIED PUBLIC ACCOUNTANTS

Accounting • Auditing • Assurance

2451 N. McMullen Booth Road Suite.308 Clearwater, FL 33759 855.334.0934 Toll free

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Endurance Exploration Group, Inc.

We have audited the accompanying consolidated balance sheet of Endurance Exploration Group, Inc. as of December 31, 2013 and the related consolidated statement of operations, stockholders’ deficiency, and cash flows for the year then ended.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endurance Exploration Group, Inc. as of  December 31, 2013 and the results of its operations and its cash flows for the year ended December 31, 2013 in conformity with accounting principles generally accepted in the United States of America.

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

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Endurance Exploration Group, Inc.

We have audited the accompanying balance sheet of Endurance Exploration Group, Inc. as of December 31, 2014, and the related statement of operations, stockholders’ deficiency, and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  The December 31, 2013 financial statements were audited by a predecessor independent registered public accounting firm that issued an unqualified opinion, with a going concern explanatory paragraph, on February 25, 2014 and December 1, 2014 as to the restatement.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Endurance Exploration Group, Inc. as of December 31, 2014, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

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

Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

February 27, 2015

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2014	2013
ASSETS
Current Assets
Cash and cash equivalents	$ 1,050	$ 2,540
Other current assets	-	-
Total Current Assets	1,050	2,540

Fixed Assets
Equipment, furniture and fixtures	624,471	611,261
Accumulated depreciation	(256,769)	(162,281)
Total Fixed Assets - net	367,702	448,980
Other assets	1,100	1,100

TOTAL ASSETS	$ 369,852	$ 452,620

LIABILITIES AND ‘STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 124,777	$ 20,162
Liabilities from discontinued operations	63,144	60,644
Loans and notes payable to related parties	341,500	62,500
Total Current Liabilities	529,421	143,306

TOTAL LIABILITIES	529,421	143,306

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 36,628,860 and 35,770,947 shares issued and outstanding	366,289	357,709
Common stock issuable; 0 and 13,333 shares	-	133
Additional paid in capital	5,098,470	4,891,686
Accumulated deficit	(5,624,328)	(4,940,214)
TOTAL STOCKHOLDERS EQUITY	(159,569)	309,314
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 369,852	$ 452,620

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013

Revenues	$ -	$ -

Operating Expenses
Operations and research	287,468	622,305
Marketing and promotion	57,943	46,227
General and administrative	242,715	121,013
Depreciation	94,488	89,249
Total operating expenses	682,614	878,794

Net loss from operations	(682,614)	(878,794)

Non-operating activity
Interest expense	(1,500)	(7,080)
Net loss	($684,114)	($885,874)
Basic and diluted loss per share	$ ($0.02)	$ (0.04)
Weighted average number of shares outstanding	36,176,300	22,645,164

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Members Equity	Accumulated (Deficit)	Total
Balances, December 31, 2012	-	$ -	1,993,495	$ 19,935	13,333	$ 133	$ 4,535,572	$ 471,540	$ (4,881,101)	$ 146,079

Issuance of preferred shares for debt	493,414	493					2,907			3,400

Conversion of preferred shares to common 1 for 1	(493,414)	(493)	493,414	4,934			(4,441)			-

Issuance of common shares for debt			12,733,499	127,335			162,055			89,289,390

Member contributions to Members Equity								736,394		736,394

Member Equity converted to Shareholder Equity								(381,173)		(381,173)

Issuance of common shares for acquisition of Endurance Explorations LLC			20,550,539	205,505			175,668			381,173

Issuance of options for services							19,925			19,925

Net loss for the year ended December 31, 2013								(826,761)	(59,113)	(885,874)
Balances, December 31, 2013	-	$ -	35,770,947	$ 357,709	13,333	$ 133	$ 4,891,686	$ -	$ (4,940,214)	$ 309,314

Issuance of previously unissued shares			13,333	133	(13,333)	(133)				-

Issuance of common shares for debt			420,000	4,200			104,880			109,080

Sale of common shares			132,000	1,320			31,680			33,000

Miscellaneous adjustment			(20)	1						1

Issuance of common shares for services			292,600	2,926			70,224			73,150

Net loss for the year ended December 31, 2014									(684,114)	(684,114)
Balances, December 31, 2014	-	$ -	36,628,880	$ 366,289	-	$ -	$ 5,098,470	$ -	$ (5,624,328)	$ (159,569)

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2014	For the Year Ended December 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (684,114)	$ (885,874)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	94,488	89,249
Stock based compensation	73,150	19,925
Changes in operating assets and liabilities:
Prepaid expenses	-	-
Other assets	-	-
Accounts payable and accrued expenses	108,696	12,776
Net Cash Used by Operating Activities	(407,780)	(763,924)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment	(13,210)	(59,198)
Net Cash Used by Investing Activities	(13,210)	(59,198)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Stock	33,000	-
Advances from related parties	386,500	772,102
Net Cash Provided by Financing Activates	419,500	772,102

Net increase (decrease) in cash and cash equivalents	(1,490)	(51,020)
Cash and cash equivalents, beginning of period	2,540	53,560
Cash and cash equivalents, end of period	$ 1,050	$ 2,540

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

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

• April 18, 2014, issued 420,000 common shares as satisfaction of $105,000 of related party debt
• July 1, 2014, issued 100,000 common shares for services
• December 29, 2014, issued 192,600 common shares for services

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2014

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

On November 8, 2013, the Board of Directors approved a change of the Company’s fiscal year from January 31, to December 31. This Form 10K for the year ended December 31, 2014 represents the first annual filing for the new fiscal year. Since both entities were under common control, the comparative financial statements are presented as if the previously separated entities were combined.

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

Subsequent Events

The Company has evaluated subsequent events through February 25, 2015 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of December 31, 2014 and 2013, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). As of December 31, 2014, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2014 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2014 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to December 31, 2014, the Company incurred losses of $5,599,328. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

Cash	$ 1,940
Fixed assets - net	448,980
Other assets	3,805

Total assets	$ 454,725

Accounts payable assumed	$ 8,927
Accrued expenses assumed	4,625
Shareholder loans assumed	60,000
Equity acquired	381,173

Total liabilities and equity	$ 454,725

NOTE D – FIXED ASSETS

Fixed assets consist of the following at December 31, 2014 and 2013:

	December 31,	December 31,
	2014	2013

Vessels and equipment	$ 610,379	$ 599,545
Computers and peripherals	14,092	11,716
	624,471	611,261
Less: Accumulated depreciation	(256,769)	(162,281)
Fixed Assets - net	$ 367,702	$ 448,980

Depreciation expense was $94,488 and $89,249 for the years ended December 31, 2014 and 2013 respectively.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at December 31, 2014, including accrued interest, was $66,125.

The Company has entered into a contract with Island, which is owned and controlled by Endeavour, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2014 or 2013.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2014 or 2013.

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

On June 23, 2014, the Company entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to the Company in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of the Company’s Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by the Company.  The Company will issue 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimburse Eclipse in cash for its cost for the second ROV technician.  The Company will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.

During the years ended December 31, 2014 and 2013, Micah Eldred on the one hand and Carl Dilley and Heather Dilley on the other, made advances to the Company in the aggregate amounts of $281,500 and $0, respectively, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2014, the aggregate amount of such advances outstanding was $281,500.

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

On December 31, 2013, the Company issued 20,550,539 common shares, valued at $381,173, in conjunction with the acquisition of 100% of the membership interests of Endurance Exploration Group LLC.

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

On December 29, 2014, the Company issued 192,600 shares of common stock in exchange for services valued at an agreed upon value of $.25 per share.

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

NOTE H – WARRANTS AND OPTIONS

As of December 31, 2014, the Company had outstanding non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to their expiration date of December 15, 2015, with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the year ended December 31, 2014:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2014	5,000,000	$0.25	1.0 year	$0.24
Granted / Vested	-
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – December 31, 2014	5,000,000	$0.25	1.0 year	$-

Outstanding Exercisable – January 1, 2014	5,000,000	$0.25	2.0 years	$0.24
Outstanding Exercisable – December 31, 2014	5,000,000	$0.25	1.0 year	$-

NOTE I – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $5,599,328 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will start to expire in the year ended January 31, 2026.  Due to discontinuing operation in June 2008 and the change in ownership, restrictions may apply.

The components of the net deferred tax asset at December 31, 2014 and December 31, 2013 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2014	2013

Net Operating Losses	$ 5,599,328	$ 4,940,214
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	1,959,765	1,729,075
Valuation Allowance	(1,959,765)	(1,729,075)
Net Deferred Tax Asset	$ -	$ -

The tax years ended December 31, 2011, 2012 and 2013 are open for audit by both federal and state taxing authorities.

NOTE J – SUBSEQUENT EVENTS

On February 12, 2015, we entered into a Debt Conversion Agreement with Endeavour Cooperative Partners, LLC (“Endeavour”) relating to the conversion of indebtedness to Endeavour in the amount of $85,000. This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which we issued 340,000 shares to Endeavour.

On February 12, 2015, we entered into a Debt Conversion Agreement with Micah Eldred relating to the conversion of indebtedness to Micah Eldred in the amount of $143,333. This amount represents the related party debt payable to Micah Eldred as of that date.  The terms of the agreement allowed for Micah Eldred to convert this debt into common stock at $0.25 per share.  Micah Eldred converted all of such debt into shares, as a result of which we issued 573,333 shares to Micah Eldred.

On February 12, 2015, we entered into a Debt Conversion Agreement with Carl & Heather Dilley relating to the conversion of indebtedness to Carl & Heather Dilley in the amount of $45,867 and $25,800 respectively. This amount represents the related party debt payable to Carl & Heather Dilley as of that date.  The terms of the agreement allowed for Carl & Heather Dilley to convert this debt into common stock at $0.25 per share.  Carl & Heather Dilley converted all of such debt into shares, as a result of which we issued 183,467 and 103,200 shares to Carl & Heather Dilley respectively.

On March 24, 2015 the Company received subscriptions to purchase 400,000 shares of its common stock at a price of $0.25 per share from non-affiliated investors.

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Report.  Our audited consolidated financial statements have been included in this annual report in reliance upon DKM Certified Public Accountants, as to the year ended December 31, 2013, and Green & Company, CPAs, as to the year ended December 31, 2014, both Independent Registered Public Accounting Firms, as experts in accounting and auditing.

ITEM 9A — CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer (our president), we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were not effective.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2014, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

The following material weaknesses were noted:

1.

We have no audit committee and none of our Directors were considered independent.

2.

We have no financial expert on our Board of Directors who is able to detect a material misstatement.

Changes in Internal Controls over Financial Reporting

We have adopted a Code of Ethics for Directors, Officers, Employees and Contractors.  A copy of these codes will be made available upon request from our corporate office.

We believe that the current members of our Board of Directors, and the professional consulting relationships we have established over the last year provide us with the resources to properly review and determine financial impacts of contracts and agreements.

Management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Officers and Directors

Name	Age	Position
Micah Eldred	46	Director, President, Chief Executive Officer
Carl Dilley	59	Director and Vice President
Christine Zitman	45	Director, Chief Financial Officer, Secretary and Treasurer
Guy M. Zajonc	62	Director
Steve Saint Amour	50	Director

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

Carl Dilley has served as a Director since January 2013, and was appointed as Vice President in January 2013. Mr. Dilley has served as president of Island Stock Transfer, a division of Island Capital Management, LLC, from 2003 to present and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. Island Stock Transfer is our transfer agent.   He is also an employee of Spartan Securities Group and holds NASD series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama.  Carl Dilley was a co-founder of Endurance Exploration Group, LLC.

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

8.

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

Director Independence

The Board had no independent Directors during 2014.

Involvement in Certain Legal Proceedings

During the past ten years there are no events that occurred related to an involvement in legal proceedings that are material to an evaluation of the ability or integrity of any of our directors, persons nominated to become directors or executive officers.

Code of Ethics

We have adopted a Code of Ethics within the meaning of Item 406(b) of Regulation S-K of the Securities Exchange Act of 1934. The Code of Ethics is required that applies to directors and senior officers, such as the principal executive officer, principal financial officer, controller, and persons performing similar functions.

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

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our President and Chief Executive Officer, and the three most highly compensated executive officers who served at the end of the fiscal years December 31, 2014, 2013 and 2012. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micah Eldred President and CEO	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley Vice President	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christine Zitman Secretary and Treasurer	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Guy M. Zajonc Vice President – Business Development	2014	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2013	-0-	-0-	-0-	1.992	-0-	-0-	-0-	1.992

[1] This column represents the aggregate grant date fair value of stock options granted on December 31, 2014, in accordance with SEC rules. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the recipients.  Assumptions used in determining the fair value of these stock options is discussed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Stock Based Compensation.” Stock option awards to Messrs. Eldred and Dilley and Ms. Zitman consist of immediately exercisable options to purchase 1,000,000 shares of common stock each at an exercise price of $0.25.  The options expire December 31, 2015.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards held by the named executive officers and outstanding at December 31, 2014.  All of the options listed were granted on December 31, 2013, and were exercisable in full as of the date of grant.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Micah Eldred	1,000,000	-0-	-0-	$0.25	12/31/15	-0-	-0-	-0-	-0-
Carl Dilley	1,000,000	-0-	-0-	$0.25	12/31/15	-0-	-0-	-0-	-0-
Christine Zitman	1,000,000	-0-	-0-	$0.25	12/31/15	-0-	-0-	-0-	-0-
Guy M. Zajonc	500,000	-0-	-0-	$0.25	12/31/15	-0-	-0-	-0-	-0-

Compensation of Directors

During 2014, our Directors, who also served as our officers, were not separately compensated for their service as Directors. Their compensation is reflected in the Summary Compensation Table above. Our directors currently serve without compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Management deemed the value of these services to be immaterial.  Cash or equity compensation for our directors may be authorized in the future.

Compensation Paid to Messrs. Zajonc and Saint Amour in 2014

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

Board of Directors and Committees

As of December 31, 2014, our Board of Directors consisted of Micah Eldred, Carl Dilley, Christine Zitman, Guy M. Zajonc and Steve Saint Amour.  The Board has not appointed any committees.

Employment Agreements

As of December 31, 2013, we had no employment agreements with any of our Directors or Officers.  Mr. Zajonc has acted as a consultant to Endurance since its original incorporation in January of 2006 until January 1, 2014 without compensation.  On December 31, 2013, Mr. Zajonc was granted an option to purchase 500,000 shares of our common stock prior to December 15, 2015, at an exercise price of $.25 each.  Commencing January 2014, we agreed to pay Mr. Zajonc a monthly consulting fee of $5,000 per month.  In connection with his appointment as Vice President of Business Development in September 2014, it was agreed that Mr. Zajonc would serve in such capacity for no additional compensation.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 20, 2015, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Micah Eldred, President, CEO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	22,005,815 (2)	50.91%
Carl Dilley, Director, Vice President 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	11,670,924 (2)	27.00%
Christine Zitman, Secretary, Treasurer, CFO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,103,092 (2)	4.87%
Guy Zajonc 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	1,500,000 (3)	3.47%
Steven Saint Amour 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	450,000 (4)	1.04%
All and Officers as a Group (5 persons)	37,729,831	87.28%

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

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

During 2012 and 2013, Endeavour Cooperative Partners, LLC (“Endeavour”), a company controlled by Micah Eldred and Carl Dilley, and Endeavour’s subsidiaries, Island Capital Management, LLC (“Island”) and Proxy & Printing, LLC, made numerous advances to the Company in order to provide the Company with funds to carry on its operations.  None of such companies charged the Company interest on such advances.  In addition, during fiscal 2012 and 2013, Endeavour Cooperative Partners acquired the right to payment under certain accounts and promissory notes from a number of the Company’s creditors.  The aggregate amount due to Endeavour and its subsidiaries for these advances to the Company and under the accounts and notes purchased by Endeavour from the Company’s creditors was $ 341,500 at December 31, 2014.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at December 31, 2014, including accrued interest, was $65,750.

The Company has entered into a contract with Island, which is owned and controlled by Endeavour, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2014 or 2013.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2014 or 2013.

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

On September 3, 2014, the Company entered into a contract with Overseas Marine Vessel Corp, LLC (“OMVC”) pursuant to which it will provide the Marine Vessel Manisee in support of an estimated 10-day mission to investigate, identify and recovery artifacts from one or more shipwrecks located in our search area off the coast of New England.  We will reimburse OMVC in cash for all its out-of-pocket expenses only, including but not limited to, mooring, food, fuel, lube, satellite communications and crew costs.  Toni Eldred, the spouse of Micah Eldred, is a fifty percent owner of OMVC, and Micah Eldred is the co-manager of OMVC.

Other than as described above, we have not entered into any transactions with our officers, promoters, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since January 1, 2012, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.  It is anticipated that we will continue to borrow from Endeavour Cooperative Partners and its subsidiaries in 2015 and 2016 to meet our cash needs.  It is anticipated that the terms of such borrowings will be more favorable than we could obtain from independent third parties, and that we may enter into additional agreements with Endeavour to allow us to repay such indebtedness in shares of common stock.

As stated in Item 4 – Security Ownership of Certain Beneficial Owners and Management, Micah Eldred beneficially controls 50.91% of the Company.  The basis for this beneficial control includes the direct ownership of 20,663,356 common shares, the joint ownership with his spouse of 2,459 common shares, indirect ownership of 340,000 common shares through a controlling interest in Endeavour Cooperative Partners and the direct ownership of 1,000,000 stock options exercisable through December 31, 2015.

Review and Approval of Related Person Transactions

In order to ensure that material transactions and relationships involving a potential conflict of interest for any of our executive officers or directors are in our best interests, all such conflicts of interest are required to be reported to the Board of Directors, and the approval of the Board of Directors must be obtained in advance for us to enter into any such transaction or relationship.

Any member of the Board who has a conflict of interest with respect to a transaction under review may not participate in the deliberations or vote respecting approval of the transaction, provided, however, that such director may be counted in determining the presence of a quorum.

During the years ended December 31, 2014 and 2013, Micah Eldred on the one hand and Carl Dilley and Heather Dilley on the other, made advances to the Company in the aggregate amounts of $281,500 and $0, respectively, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2014, the aggregate amount of such advances outstanding was $281,500.

During 2012 and 2013, Endeavour Cooperative Partners LLC, a company controlled by Micah Eldred and Carl Dilley, and Endeavour’s subsidiaries, Island Capital Management LLC and Proxy & Printing, LLC, made numerous advances to us in order to provide us with funds to carry on our operations.  None of such companies charged us interest on such advances.  In addition, during fiscal 2012 and 2013, Endeavour Cooperative Partners acquired the right to payment under certain accounts and promissory notes from a number of our creditors.  The aggregate amount due to Endeavour and its subsidiaries for these advances to us and under the accounts and notes purchased by Endeavour from our creditors was $341,500 at December 31, 2014.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, we assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at December 31, 2014 and December 31, 2013, including accrued interest, was $66,125 and $64,625, respectively.

We have entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as our transfer agent.  It did not charge us for its services during 2014 or 2013.

We have entered into a contract with Proxy & Printing LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide us with printing and other services relating to our filings with the SEC.  It did not charge us for its services during 2014 or 2013.

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

Director Independence

The Board had no independent Directors during 2014.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, and any other fees billed for other services rendered by them during these periods.

	Year Ended December 31, 2014	Year Ended December 31, 2013
Audit fees	$16,500	$6,350
Audit-related fees	3,750	-
Tax fees	-	-
All other fees	-	-
Total	$20,350	$6,350

Since our inception, our Board of Directors, performing the duties of an audit committee, reviews all audit and non-audit related fees at least annually. The Board of Directors pre-approved all audit related services in fiscal years 2014 and 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page 29.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, this 26th day of March, 2015.

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

/s/ Micah Eldred	Date: March 26, 2015
Micah Eldred
Director, Chief Executive Officer and President
/s/ Christine Zitman	Date: March 26, 2015
Christine Zitman
Director, Chief Financial Officer, Secretary, Treasurer
/s/ Carl Dilley	Date: March 26, 2015
Carl Dilley
Director and Vice President
/s/ Guy Zajonc	Date: March 26, 2015
Guy Zajonc
Director