Form 10-Q
period 2015-03-31
Endurance Exploration Group, Inc.
filed 2015-05-12
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

(727)289-0010

(Issuer’s telephone number)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.   Yes  ☑ No ☐ (1)

(1) Although the registrant is not required to file reports by Section 13 or 15(d) of the Securities Exchange Act of 1934, it has filed all Exchange Act reports for the preceding 12 months.

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

As of May 6, 2015, the registrant had 38,228,860 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2015 and December 31, 2014	3

Consolidated Statements of Operations for the three months ended March 31, 2015 and 2014	4

Consolidated Statements of Cash Flows for the three months ended March 31, 2015 and 2014	5

Notes to the Consolidated Financial Statements	6

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$965	$1,050
Prepaid expenses	-	-
Total Current Assets	965	1,050

Fixed Assets
Equipment, furniture and fixtures	624,471	624,471
Accumulated depreciation	(280,120)	(256,769)
Total Fixed Assets – net	344,351	367,702

Other assets	1,100	1,100

TOTAL ASSETS	$346,416	$369,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$151,052	$124,777
Liabilities from discontinued operations	63,144	63,144
Advances from related parties	65,000	341,500
Total Current Liabilities	279,196	529,421

TOTAL LIABILITIES	279,196	529,421

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 37,828,860 and 36,628,860 shares issued and outstanding respectively	378,289	366,289
Additional paid in capital	5,386,470	5,098,470
Accumulated deficit	(5,697,539)	(5,624,328)
Total Stockholders' Equity	67,220	(159,569)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$346,416	$369,852

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31,
	2015 (unaudited)	2014 (unaudited)

Revenues	$ -	$ -

Operating Expenses
Operations and research	11,736	36,150
Marketing and promotion	-	19,860
General administration	37,749	52,389
Depreciation	23,351	23,194
Total operating expenses	72,836	131,593

Net loss from operations	(72,836)	(131,593)
Non-operating activity
Interest expense	(375)	(375)
Net loss	$ (73,211)	$ (131,968)

Basic and diluted loss per share	$ (.002)	$ (.004)
Weighted average number of
shares outstanding	37,255,527	35,770,947

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31,
	2015 (unaudited)	2014 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(73,211)	$(131,968)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	23,351	23,194
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	26,275	20,604
Net Cash Used by Operating Activities	(23,585)	(88,170)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(8,534)
Net Cash Used by Investing Activities	-	(8,534)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	23,500	100,864
Net Cash Provided by Financing Activates	23,500	100,864

Net increase (decrease) in cash and cash equivalents	(85)	4,160
Cash and cash equivalents, beginning of period	1,050	2,540
Cash and cash equivalents, end of period	$965	$6,700

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

February 2015 – issued 1,200,000 common shares as satisfaction of $300,000 of related party debt.

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2015

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of March 31, 2015.  The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at March 31, 2015 and the results of operations and cash flows for the three months ended March 31, 2015 and 2014 have been made.  All material intercompany transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through May 6, 2015, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of March 31, 2015 and 2014, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of March 31, 2015, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2015 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2015 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to March 31, 2015, the Company incurred losses of $5,697,539. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

The majority shareholders of the Company also held a majority interest in Endurance LLC, and maintained controlling interests in both entities both before and after the transaction.  Accordingly, the acquisition has been accounted for as a corporate reorganization because of the common control.  The book value of Endurance LLC at the time of the acquisition was as follows:

Cash	$ 1,940
Fixed assets - net	448,980
Other assets	3,805

Total assets	$ 454,725

Accounts payable assumed	$ 8,927
Accrued expenses assumed	4,625
Shareholder loans assumed	60,000
Equity acquired	381,173

Total liabilities and equity	$ 454,725

NOTE D – FIXED ASSETS

Fixed assets consist of the following at March 31, 2015 and December 31, 2014:

	March 31,	December 31,
	2015	2014

Vessels and equipment	$ 610,379	$ 610,379
Computers and peripherals	14,092	14,092
	624,471	624,471
Less: Accumulated depreciation	(280,120)	(256,769)
Fixed Assets - net	$ 344,351	$ 367,702

Depreciation expense for the three months ended March 31, 2015 and 2014 was $23,351 and $23,194 respectively.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at March 31, 2015, including accrued interest, was $66,500.

The Company has entered into a contract with Island Capital Management, LLC, which is related through common shareholders, to serve as its transfer agent.  It did not charge the Company for its services during the three months ended March 31, 2015 or 2014.

The Company has entered into a contract with Proxy & Printing, LLC, which is related through common shareholders, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the three months ended March 31, 2015 or 2014.

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

On September 3, 2014, the Company entered into a contract with Overseas Marine Vessel Corp, LLC (“OMVC”) pursuant to which it will provide the Marine Vessel Manisee in support of an estimated 10-day mission to investigate, identify and recovery artifacts from one or more shipwrecks located in our search area off the coast of New England.  We will reimburse OMVC in cash for all its out-of-pocket expenses only, including but not limited to, mooring, food, fuel, lube, satellite communications and crew costs.  Toni Eldred, the spouse of Micah Eldred, is a fifty percent owner of OMVC, and Micah Eldred is the co-manager of OMVC.  During the three months ended March 31, 2015, Endeavour Cooperative Partners, LLC made advances to the Company in the aggregate amount of $23,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of March 31, 2015, the aggregate amount of such advances outstanding was $5,000.

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

On February 12, 2015, the Company entered into a Debt Conversion Agreement with Endeavour Cooperative Partners, LLC (“Endeavour”) relating to the conversion of indebtedness to Endeavour in the amount of $85,000. This amount represents the related party debt payable to Endeavour as of that date.  The terms of the agreement allowed for Endeavour to convert this debt into common stock at $0.25 per share.  Endeavour converted all of such debt into shares, as a result of which we issued 340,000 shares to Endeavour.

On February 12, 2015, the Company entered into a Debt Conversion Agreement with Micah Eldred relating to the conversion of indebtedness to Micah Eldred in the amount of $143,333. This amount represents the related party debt payable to Micah Eldred as of that date.  The terms of the agreement allowed for Micah Eldred to convert this debt into common stock at $0.25 per share.  Micah Eldred converted all of such debt into shares, as a result of which we issued 573,333 shares to Micah Eldred.

On February 12, 2015, the Company entered into a Debt Conversion Agreement with Carl & Heather Dilley relating to the conversion of indebtedness to Carl & Heather Dilley in the amount of $45,867 and $25,800 respectively. This amount represents the related party debt payable to Carl & Heather Dilley as of that date.  The terms of the agreement allowed for Carl & Heather Dilley to convert this debt into common stock at $0.25 per share.  Carl & Heather Dilley converted all of such debt into shares, as a result of which we issued 183,467 and 103,200 shares to Carl & Heather Dilley respectively.

On March 24, 2015 the Company received subscriptions to purchase 400,000 shares of its common stock at a price of $0.25 per share from non-affiliated investors.  As of March 31, 2015 none of these shares had been issued pending receipt of funds.

NOTE G – COMMON STOCK ISSUABLE

In April 2008, the Company entered into a subscription agreement with a non-U.S. investor for the purchase of 533,333 shares of the Company’s common stock at a price of $0.42 per share, resulting in cash proceeds of $224,000. This issuance was exempt from registration pursuant to Regulation S of the Securities Act.  The Company was unable to issue these shares and at December 31, 2013 considered this common stock issuable and had recorded it in the equity section.  As a result of the 1 for 40 reverse split, the number of shares issuable decreased from 533,333 to 13,333.  These shares were issued in April 2014.

NOTE H – WARRANTS AND OPTIONS

As of March 31, 2015, we had outstanding non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2015, with an exercise price of $0.25 per share.

NOTE I – SUBSEQUENT EVENTS

On April 2, 2015 the Company issued 400,000 common shares at $.25 per share in fulfillment of the stock subscription received on March 24, 2015.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, the terms "we", "us", "our," “Endurance” and “the Company” mean Endurance Exploration Group, Inc. (formerly Tecton Corporation), unless otherwise indicated.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Annual Report of the Company on Form 10-K for the year ended December 31, 2014, as filed with the Securities and Exchange Commission (“SEC”).

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

Results of Operations

The following information represents our results of operations for the three months ended March 31, 2015 and 2014

Three Months Ended March 31, 2015 and 2014

Revenue

Since inception through March 31, 2015, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $11,736 for the three months ended March 31, 2015 as compared to $36,150 for the three months ended March 31, 2014, a decrease of $24,414.

We incurred marketing and promotion expenses of $0 for the three months ended March 31, 2015 as compared to $19,860 for the three months ended March 31, 2014, a decrease of $19,860.

We incurred general and administrative expenses of $37,749 for the three months ended March 31, 2015 as compared to $52,389 for the three months ended March 31, 2014, a decrease of $14,640.  The general and administrative costs consist primarily of legal and professional fees.

Net Losses

For the three months ended March 31, 2015, we incurred a net loss of $73,211 as compared to $131,968 for the three months ended March 31, 2014.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of March 31, 2015, we had $965 in cash.

Net cash used by operating activities was $23,585 for the three months ended March 31, 2015.

Net cash used by investing activities was $0 for the three months ended March 31, 2015.

Net cash provided by financing activities was $23,500 for the three months ended March 31, 2015.

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

During the three months ended March 31, 2015, Endeavour Cooperative Partners, LLC made advances to the Company in the aggregate amount of $23,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of March 31, 2015, the aggregate amount of such advances outstanding was $5,000. Management has not imputed interest on these advances as the amounts are deemed immaterial.

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

Research and Development

For the three months ended March 31, 2015 and 2014, we did not incur any research and development expenses.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of March 31, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2015, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 24, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by us.  We issued 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimbursed Eclipse in cash for its cost for the second ROV technician.

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

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Debt Conversion Agreement, dated February 12, 2015, with Island Capital Management, LLC
10.2	Debt Conversion Agreement, dated February 12, 2015, with Endeavour Cooperative Partners, LLC
10.3	Debt Conversion Agreement, dated February 12, 2015, with Carl & Heather Dilley
31	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endurance Exploration Group, Inc.
(Registrant)

Date: May 12, 2015	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)