Form 10-Q
period 2015-06-30
Endurance Exploration Group, Inc.
filed 2015-08-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  [X]  No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filed [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  [  ]     No  [X]

As of July 27, 2015, the registrant had 40,937,044 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$83,559	$1,050
Prepaid expenses	500,000	-
Total Current Assets	583,559	1,050

Fixed Assets
Equipment, furniture and fixtures	656,955	624,471
Accumulated depreciation	(305,888)	(256,769)
Total Fixed Assets – net	351,067	367,702

Other assets	1,100	1,100

TOTAL ASSETS	$935,726	$369,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$142,030	$124,777
Liabilities from discontinued operations	-	63,144
Loans and notes payable to related parties	75,000	341,500
Total Current Liabilities	217,030	529,421

TOTAL LIABILITIES	217,030	529,421

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 40,937,044 and 36,628,860 shares issued, issuable and outstanding respectively (300,000 and 0 shares issuable, respectively)	409,370	366,289
Additional paid in capital	6,132,434	5,098,470
Accumulated deficit	(5,823,108)	(5,624,328)
Total Stockholders' Equity	718,696	(159,569)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$935,726	$369,852

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	79,356	72,631	91,092	108,781
Marketing and promotion	19,566	32,852	19,566	52,712
General administration	63,648	58,275	101,397	110,664
Depreciation	25,768	23,869	49,119	47,063
Total operating expenses	188,338	187,627	261,174	319,220

Net loss from operations	(188,338)	(187,627)	(261,174)	(319,220)
Other income (expense)
Interest expense	(375)	(375)	(750)	(750)
Other income	63,144	-	63,144	-
Total other income (expense)	62,769	(375)	62,394	(750)

Net Loss	$ (125,569)	$ (188,002)	$ (198,780)	$ (319,970)

Basic and diluted loss per share	$ (.003)	$ (.005)	$ (.005)	$ (.009)
Weighted average number of
shares outstanding	38,708,508	36,123,328	38,423,426	35,948,111

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2013	-	$ -	35,770,947	$ 357,709	13,333	$ 133	$ 4,891,686	$ (4,940,214)	$ 309,314

Issuance of previously unissued shares			13,333	133	(13,333)	(133)			-

Issuance of common shares for debt			420,000	4,200			104,880		109,080

Sale of common shares			132,000	1,320			31,680		33,000

Miscellaneous adjustment			(20)	1					1

Issuance of common shares for services			292,600	2,926			70,224		73,150

Net loss for the year ended December 31, 2014								(684,114)	(684,114)
Balances, December 31, 2014	-	$ -	36,628,880	$ 366,289	-	$ -	$ 5,098,470	$ (5,624,328)	$ (159,569)

Issuance of common shares for debt			1,200,000	12,000			288,000		300,000

Sale of common Shares			800,000	8,000			192,000		200,000

Issuance of common shares for services			2,008,184	20,081			481,964		502,045

Sale of common shares not issued as of June 30, 2015					300,000	3,000	72,000		75,000

Net loss for the six months ended June 30, 2015								$ (198,780)	$ (198,780)
	-	$-	40,637,064	$ 406,370	300,000	$ 3,000	$ 6,132,434	$ (5,823,108)	$ 718,696

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2015 (unaudited)	2014 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(198,780)	$(319,970)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	49,119	47,063
Gain on cancelation of debt	(63,144)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	19,298	49,153
Net Cash Used by Operating Activities	(193,507)	(223,754)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(32,484)	(13,210)
Net Cash Used by Investing Activities	(32,484)	(13,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock	275,000	-
Advances from related parties	33,500	240,000
Net Cash Provided by Financing Activates	308,500	240,000

Net increase (decrease) in cash and cash equivalents	82,509	3,036
Cash and cash equivalents, beginning of period	1,050	2,540
Cash and cash equivalents, end of period	$83,559	$5,576

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

February 2015 – issued 1,200,000 common shares as satisfaction of $300,000 of related party debt.
May 2015 – issued 2,000,000 common shares as prepaid salvage expense of $500,000

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2015

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of June 30, 2015.  The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at June 30, 2015 and the results of operations for the three and six months ended June 30, 2015 and 2014 and cash flows for the six months ended June 30, 2015 and 2014 have been made.  All material intercompany transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through August 6, 2015, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of June 30, 2015 and 2014, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of June 30, 2015, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2015 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2015 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to June 30, 2015, the Company incurred losses of $5,823,108. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc. to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  As of June 30, 2015, Eclipse had not rendered any of the services outlined in this agreement, and consequently the full amount of $500,000 is included in current assets as a prepaid expense.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at June 30, 2015 and December 31, 2014:

	June 30,	December 31,
	2015	2014

Vessels and equipment	$ 610,379	$ 610,379
Computers and peripherals	14,092	14,092
	656,955	624,471
Less: Accumulated depreciation	(305,888)	(256,769)
Fixed Assets - net	$ 351,067	$ 367,702

Depreciation expense for the six months ended June 30, 2015 and 2014 was $49,119 and $47,063 respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at June 30, 2015 and December 31, 2014 as detailed below are summarized as follows:

	June 30, 2015	December 31, 2014

Notes payable – related parties	$60,000	$60,000
Advances from related parties	15,000	281,500
	$75,000	$341,500

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of the Company’s common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at June 30, 2015, including accrued interest, was $66,875.

The Company has entered into a contract with Island Capital Management, LLC, which is related through common shareholders, to serve as its transfer agent.  It did not charge the Company for its services during the six months ended June 30, 2015 or 2014.

The Company has entered into a contract with Proxy & Printing, LLC, which is related through common shareholders, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the six months ended June 30, 2015 or 2014.

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

During the six months ended June 30, 2015, Endeavour Cooperative Partners, LLC made advances to the Company in the aggregate amount of $33,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of June 30, 2015, the aggregate amount of such advances outstanding was $15,000. Interest has not been imputed on this balance as management has deemed it to be immaterial.

NOTE G – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

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

During April 2015, the Company issued 600,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

During May 2015, the Company issued 200,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

On May 15, 2015, the Company issued 2,000,000 common shares to Eclipse Group, Inc. at $.25 per share as prepayment for certain salvage services pursuant to an agreement entered into on the same date.  Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.

On June 29, 2015, the Company issued 8,184 common shares at $.25 per share for services.

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

In June 2015, the Company entered into a subscription agreement with non-affiliated investors for the purchase of 300,000 shares of the Company’s common stock at a price of $.25 per share, resulting in cash proceeds of $75,000.  These shares were issued subsequent to June 30, 2015.

NOTE I – OPTIONS

As of June 30, 2015, we had outstanding non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2015, with an exercise price of $0.25 per share.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2015	5,000,000	$ 0.25	1.0 years	$ -
Granted / Vested	-
Exercised	-
Forfeited/expired/cancelled	-
Options Outstanding – June 30, 2015	5,000,000	$ 0.25	.5 years	$ 0.68
Outstanding Exercisable – January 1, 2015	5,000,000	$ 0.25	1.0 years	$ -
Outstanding Exercisable – June 30, 2015	5,000,000	$ 0.25	.5 years	$ 0.68

NOTE J – INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended June 30, 2015 and 2014. The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2015 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $5,600,000 from inception to June 30, 2015, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending December 31, 2010 through December 31, 2014 are open for inspection by both Federal and State Agencies.

NOTE K – SUBSEQUENT EVENTS

During July 2015, the Company issued 300,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received prior to June 30, 2015. The following table represents common stock options activity as of and for the six months ended June 30, 2015:

During July 2015, the Company received an additional $417,500, representing new subscriptions for 1,670,000 common shares at $.25 per share.  These shares have not yet been issued as of the filing of this report.

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

Plan of Operation

Side-scan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In October of 2014 we believe we positively identified the target of Project “Sailfish,” the Steamship S.S. Connaught. Commencing in July 2015, we have returned to the  site of the S.S. Connaught to begin efforts to recover its cargo. The cost of recovering the cargo of the S.S. Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the S.S. Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the S.S. Connaught.

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

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2015 and 2014

Three Months Ended June 30, 2015 and 2014

Revenue

Since inception through June 30, 2015, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $79,356 for the three months ended June 31, 2015 as compared to $72,631 for the three months ended June 30, 2014, an increase of $6,725.  The primary reason for this three month net increase is comprised of increased spending on boat preparation for the upcoming salvage operations, offset by a decrease in crew and technician costs.

We incurred marketing and promotion expenses of $19,566 for the three months ended June 30, 2015 as compared to $32,852 for the three months ended June 30, 2014, a decrease of $13,286.  This decrease is primarily due to a decrease in both advertising and travel expenses.

We incurred general and administrative expenses of $63,648 for the three months ended June 30, 2015 as compared to $58,275 for the three months ended June 30, 2014, an increase of $8,373.  The general and administrative costs consist primarily of legal and professional fees.

Other Income (Expense)

For the three months ended June 30, 2015 we had a net other income of $62,769, which consisted of interest expense of $375 and a gain on the cancelation of debt in the amount of $63,144.  This gain was the result of a determination by legal counsel pertaining to an accrued expense that was recorded in 2008.  This determination concluded that the Company was no longer liable for this amount.  Other income (expense) for the three months ended June 30, 2014 consisted only of interest expense of $375.

Net Losses

For the three months ended June 30, 2015, we incurred a net loss of $125,569 as compared to $188,002 for the three months ended June 30, 2014.

Six Months Ended June 30, 2015 and 2014

Revenue

Since inception through June 30, 2015, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $91,092 for the six months ended June 31, 2015 as compared to $108,781 for the six months ended June 30, 2014, a decrease of $17,689.  The primary reason for this decrease is a reduction in expenditures for crew, technician, and research consultants.

We incurred marketing and promotion expenses of $19,566 for the six months ended June 30, 2015 as compared to $52,712 for the six months ended June 30, 2014, a decrease of $33,146.  This decrease is primarily due to a decrease in both advertising and travel expenses.

We incurred general and administrative expenses of $101,397 for the six months ended June 30, 2015 as compared to $110,664 for the six months ended June 30, 2014, a decrease of $9,267.  The general and administrative costs consist primarily of legal and professional fees.

Other Income (Expense)

For the six months ended June 30, 2015 we had a net other income of $62,394, which consisted of interest expense of $750 and a gain on the cancelation of debt in the amount of $63,144.  This gain was the result of a determination by legal counsel pertaining to an accrued expense that was recorded in 2008.  This determination concluded that the Company was no longer liable for this amount.  Other income (expense) for the six months ended June 30, 2014 consisted only of interest expense of $750.

Net Losses

For the six months ended June 30, 2015, we incurred a net loss of $198,780 as compared to $319,970 for the six months ended June 30, 2014.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of June 30, 2015, we had $83,559 in cash.

Net cash used by operating activities was $193,507 for the six months ended June 30, 2015.

Net cash used by investing activities was $32,484 for the six months ended June 30, 2015.

Net cash provided by financing activities was $308,500 for the six months ended June 30, 2015, which included $275,000 from sale of stock through subscriptions to a private placement memorandum.

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

On May 15, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide equipment and personnel.  We issued 2,000,000 shares of common stock to Eclipse Group Inc., with an agreed value of $500,000, under the contract, as prepayment for these services.  Eclipse will invoice against this prepayment as services are rendered.

During the six months ended June 30, 2015, Endeavour Cooperative Partners, LLC made advances to the Company in the aggregate amount of $33,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of June 30, 2015, the aggregate amount of such advances outstanding was $15,000. Management has not imputed interest on these advances as the amounts are deemed immaterial.

We are currently engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.  As of the date of this filing, the Company has received $725,500 in subscriptions.

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

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.  We are currently engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.    The offering is being conducted on a best efforts basis, and there can be no assurance as to how many additional shares will be sold in the offering.

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

Research and Development

For the six months ended June 30, 2015 and 2014, we incurred research and development expenses of $1,646 and $0 respectively.

Application of critical accounting policies

Management’s Discussion and Analysis of our Financial Condition and Results of Operations is based on the Company’s audited Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles (GAAP). The preparation of financial statements in accordance with GAAP requires that we make estimates and assumptions that affect the reported amounts of assets and liabilities and corresponding disclosures at the date of the financial statements, as well as the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we continue to evaluate our estimates which in large part are based on historical experience and on various assumptions that we believe to be reasonable under the circumstances. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities that are not readily available from other sources. Actual results may differ from these estimates under different assumptions or conditions.

Inflation

The amounts presented in the financial statements do not provide for the effect of inflation on our operations or financial position. The net operating losses shown would be greater than reported if the effects of inflation were reflected either by charging operations with amounts that represent replacement costs or by using other inflation adjustments.

Off-Balance Sheet Arrangements

As of June 30, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2015, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

During April 2015, the Company issued 600,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

During May 2015, the Company issued 200,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

On May 15, 2015, the Company issued 2,000,000 common shares to Eclipse Group, Inc. at $.25 per share as prepayment for certain salvage services pursuant to an agreement entered into on the same date.  Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.

On June 29, 2015, the Company issued 8,184 common shares at $.25 per share for services.

During July 2015, the Company issued 300,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received in June 2015.

All of the foregoing shares were issued in transactions exempt from registration under Section 4(a)(2) of the Securities Act of 1933.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Salvage Services Agreement, dated May 15, 2015, with Eclipse Group, Inc.
31	Certification of the Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32	Certification of Chief Executive Officer and Chief Financial Officer pursuant to18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document
101.SCH**	XBRL Taxonomy Extension Schema Document
101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB**	XBRL Taxonomy Extension Label Linkbase Document
101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Endurance Exploration Group, Inc.
(Registrant)

Date: August 14, 2015	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)