Form 10-Q
period 2015-09-30
Endurance Exploration Group, Inc.
filed 2015-11-16
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes  ☑  No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “accelerated filer”, “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filed ☐	Non-accelerated filer ☐	Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of November 5, 2015, the registrant had 42,874,769 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2015	2014
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$58,234	$1,050
Prepaid expenses	350,000	-
Total Current Assets	408,234	1,050

Fixed Assets
Equipment, furniture and fixtures	679,415	624,471
Accumulated depreciation	(330,455)	(256,769)
Total Fixed Assets – net	348,960	367,702

Other assets	1,100	1,100

TOTAL ASSETS	$758,294	$369,852

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$242,917	$124,777
Liabilities from discontinued operations	-	63,144
Loans and notes payable to related parties	60,000	341,500
Total Current Liabilities	302,917	529,421

TOTAL LIABILITIES	302,917	529,421

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 42,874,769 and 36,628,860 shares issued and outstanding	428,748	366,289
Additional paid in capital	6,597,488	5,098,470
Accumulated deficit	(6,570,859)	(5,624,328)
Total Stockholders' Equity	455,377	(159,569)
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$758,294	$369,852

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2015 (unaudited)	2014 (unaudited)	2015 (unaudited)	2014 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	543,817	108,854	634,908	217,635
Marketing and promotion	21,969	1,626	41,535	54,337
General administration	157,023	49,126	258,421	159,790
Depreciation	24,567	23,712	73,686	70,776
Total operating expenses	747,376	183,318	1,008,550	502,538

Net loss from operations	(747,376)	(183,318)	(1,008,550)	(502,538)
Other income (expense)
Interest expense	(375)	(375)	(1,125)	(1,125)
Other income	-	-	63,144	-
Total other income (expense)	(375)	(375)	62,019	(1,125)

Net Loss	$ (747,751)	$ (183,693)	$ (946,531)	$ (503,663)

Basic and diluted loss per share	$ (.018)	$ (.005)	$ (.024)	$ (.014)
Weighted average number of
shares outstanding	41,641,911	36,358,976	39,508,043	36,086,571

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2013	-	$ -	35,770,947	$ 357,709	13,333	$ 133	$ 4,891,686	$ (4,940,214)	$ 309,314

Issuance of previously unissued shares			13,333	133	(13,333)	(133)			-

Issuance of common shares for debt			420,000	4,200			104,880		109,080

Sale of common shares			132,000	1,320			31,680		33,000

Miscellaneous adjustment			(20)	1					1

Issuance of common shares for services			292,600	2,926			70,224		73,150

Net loss for the year ended December 31, 2014								(684,,114)	(684,114)
Balances, December 31, 2014	-	$ -	36,628,860	$ 366,289	-	$ -	$ 5,098,470	$ (5,624,328)	$ (159,569)

Issuance of common shares for debt			1,200,000	12,000			288,000		300,000

Sale of common Shares			2,870,000	28,700			688,800		717,500

Issuance of common shares for services			2,175,909	21,759			522,218		543,977

Net loss for the nine months ended September 30, 2015								$ (946,531)	$ (946,531)
			42,874,769	$ 428,748	-	$ -	$ 6,597,488	$ (6,570,859)	$ 455,377

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2015 (unaudited)	2014 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(946,531)	$(503,663)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	73,686	70,776
Stock based compensation	-	25,000
Gain on cancelation of debt	(63,144)	-
Changes in operating assets and liabilities:
Prepaid expenses	150,000
Accounts payable and accrued expenses	162,117	113,595
Net Cash Used by Operating Activities	(623,872)	(294,292)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(54,944)	(13,210)
Net Cash Used by Investing Activities	(54,944)	(13,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock	717,500	33,000
Advances from related parties - net	18,500	290,000
Net Cash Provided by Financing Activates	736,000	323,000

Net increase (decrease) in cash and cash equivalents	57,184	15,498
Cash and cash equivalents, beginning of period	1,050	2,540
Cash and cash equivalents, end of period	$58,234	$18,038

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

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

SEPTEMBER 30, 2015

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of September 30, 2015.  The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2015 and the results of operations for the three and nine months ended September 30, 2015 and 2014 and cash flows for the nine months ended September 30, 2015 and 2014 have been made.  All material intercompany transactions have been eliminated.

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

Subsequent Events

The Company has evaluated subsequent events through date of filing, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of September 30, 2015 and 2014, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of September 30, 2015, there were 5,000,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2015 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2015 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to September 30, 2015, the Company incurred losses of $6,570,859. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc. to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During the quarter ended September 30, 2015, Eclipse rendered $150,000 of the services outlined in this agreement, and consequently the remaining balance of $350,000 is included in current assets as a prepaid expense.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at September 30, 2015 and December 31, 2014:

	September 30,	December 31,
	2015	2014

Vessels and equipment	$ 665,323	$ 610,379
Computers and peripherals	14,092	14,092
	679,415	624,471
Less: Accumulated depreciation	(330,455)	(256,769)
Fixed Assets - net	$ 348,960	$ 367,702

Depreciation expense for the nine months ended September 30, 2015 and 2014 was $73,686 and $70,776 respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at September 30, 2015 and December 31, 2014 as detailed below are summarized as follows:

	September 30, 2015	December 31, 2014

Notes payable – related parties	$60,000	$60,000
Advances from related parties	-	281,500
	$60,000	$341,500

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of the Company’s common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at September 30, 2015, including accrued interest, was $67,250.

The Company has entered into a contract with Island Capital Management, LLC, which is related through common shareholders, to serve as its transfer agent.  It did not charge the Company for its services during the nine months ended September 30, 2015 or 2014.

The Company has entered into a contract with Proxy & Printing, LLC, which is related through common shareholders, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the nine months ended September 30, 2015 or 2014.

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

During the nine months ended September 30, 2015, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $18,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2015, the aggregate amount of such advances outstanding was $0. Interest has not been imputed on this balance as management has deemed it to be immaterial.

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

During July 2015, the Company issued 200,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

During August 2015, the Company issued 1,670,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

During September 2015, the Company issued 200,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

On September 30, 2015, the Company issued 167,725 common shares at $.25 per share for services.

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

In June 2015, the Company entered into a subscription agreement with non-affiliated investors for the purchase of 300,000 shares of the Company’s common stock at a price of $.25 per share, resulting in cash proceeds of $75,000.  These shares were issued in July and August 2015.

NOTE I – OPTIONS

As of September 30, 2015, we had outstanding non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2015, with an exercise price of $0.25 per share.

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2015	5,000,000	$ 0.25	1.0 years	$ -
Granted / Vested	-
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – September 30, 2015	5,000,000	$ 0.25	.5 years	$ 0.68

Outstanding Exercisable – January 1, 2015	5,000,000	$ 0.25	1.0 years	$ -
Outstanding Exercisable – September 30, 2015	5,000,000	$ 0.25	.5 years	$ 0.68

NOTE J – INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2015 and 2014. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2015 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $6,400,000 from inception to September 30, 2015, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending December 31, 2010 through December 31, 2014 are open for inspection by both Federal and State Agencies.

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

Plan of Operation

Side-scan sonar survey operations on Project “Sailfish” began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In October of 2014 we positively identified the target of Project “Sailfish,” the Steamship S.S. Connaught. In July 2015, we were granted exclusive salvage rights by the US Federal Courts, we returned to the site of the S.S. Connaught to begin salvage efforts, and retrieved the first artifacts from the debris field.  Our salvage operations were temporarily hampered by the discovery of a mass of man-made debris and large commercial fishing nets concentrated around the aft section of the wreck.  We have determined the appropriate equipment and methodology to clear these obstacles, and intend to return to the wreck site with these new tools as soon as practical.  Given the task list and the short weather window that we can work in the North Atlantic, it appears that our salvage operations will resume in the summer of 2016.  The cost of recovering the cargo of the S.S. Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the S.S. Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the S.S. Connaught.

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

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2015 and 2014

Three Months Ended September 30, 2015 and 2014

Revenue

Since inception through September 30, 2015, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $543,817 for the three months ended September 30, 2015 as compared to $108,854 for the three months ended September 30, 2014, an increase of $434,963.  The primary reason for this three month net increase is a result of the increased spending on salvage operations.

We incurred marketing and promotion expenses of $21,969 for the three months ended September 30, 2015 as compared to $1,626 for the three months ended September 30, 2014, an increase of $20,343.  This increase is primarily due to an increase in both advertising and travel expenses.

We incurred general and administrative expenses of $157,023 for the three months ended September 30, 2015 as compared to $49,126 for the three months ended September 30, 2014, an increase of $107,897.  The general and administrative costs consist primarily of legal and professional fees.

Other Income (Expense)

For the three months ended September 30, 2015 and 2014, other income (expense) consisted only of interest expense of $375 and $375 respectively.

Net Losses

For the three months ended September 30, 2015, we incurred a net loss of $747,751 as compared to $183,693 for the three months ended September 30, 2014.

Nine Months Ended September 30, 2015 and 2014

Revenue

Since inception through September 30, 2015, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $634,908 for the nine months ended September 30, 2015 as compared to $217,635 for the nine months ended September 30, 2014, an increase of $417,273.  The primary reason for this nene month net increase is a result of the increased spending on salvage operations during the quarter ended September 30, 2015.

We incurred marketing and promotion expenses of $41,535 for the nine months ended September 30, 2015 as compared to $54,337 for the nine months ended September 30, 2014, a decrease of $12,802.  This decrease is primarily due to a decrease in both advertising and travel expenses.

We incurred general and administrative expenses of $258,421 for the nine months ended September 30, 2015 as compared to $159,790 for the nine months ended September 30, 2014, an increase of $98,631.  The general and administrative costs consist primarily of legal and professional fees.

Other Income (Expense)

For the nine months ended September 30, 2015 we had a net other income of $62,019, which consisted of interest expense of $1,125 and a gain on the cancelation of debt in the amount of $63,144.  This gain was the result of a determination by legal counsel pertaining to an accrued expense that was recorded in 2008.  This determination concluded that the Company was no longer liable for this amount.  Other income (expense) for the nine months ended September 30, 2014 consisted only of interest expense of $1,125.

Net Losses

For the nine months ended September 30, 2015, we incurred a net loss of $946,531 as compared to $503,663 for the nine months ended September 30, 2014.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of September 30, 2015, we had $58,234 in cash.

Net cash used by operating activities was $623,872 for the nine months ended September 30, 2015.

Net cash used by investing activities was $54,944 for the nine months ended September 30, 2015.

Net cash provided by financing activities was $736,000 for the nine months ended September 30, 2015, which included $717,500 from sale of stock through subscriptions to a private placement memorandum.

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

During the nine months ended September 30, 2015, Endeavour Cooperative Partners, LLC made advances to the Company in the aggregate amount of $33,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2015, the aggregate amount of such advances outstanding was $15,000. Management has not imputed interest on these advances as the amounts are deemed immaterial.

We are currently engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.  As of the date of this filing, the Company has received $750,500 in subscriptions.

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

Research and Development

For the nine months ended September 30, 2015 and 2014, we incurred research and development expenses of $13,956 and $0 respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2015, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2015, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

On June 24, 2014, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by us.  We issued 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and reimbursed Eclipse in cash for its cost for the second ROV technician

In August 2014, we sold 100,000 shares of common stock in a private placement for $0.25 per share.

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

During July 2015, the Company issued 200,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

During August 2015, the Company issued 1,670,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

During September 2015, the Company issued 200,000 common shares at $.25 per share to non-affiliated investors in fulfillment of stock subscriptions received.

On September 30, 2015, the Company issued 167,725 common shares at $.25 per share for services.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: November 16, 2015	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)