Form 10-K
period 2015-12-31
Endurance Exploration Group, Inc.
filed 2016-03-30
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

(727)-533-5555

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2015 was approximately $6,442,308.

Number of common shares outstanding at March 30, 2016: 43,024,369

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

PART I

ITEM 1—BUSINESS

Our Corporate History and Background

We were incorporated as Tecton Corporation, a Nevada corporation, on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation.  On December 1, 2006, Tecton was spun off as an independent company.  On January 2, 2014, we amended our Articles of Incorporation to change our name to “Endurance Exploration Group, Inc.”  As used in this report, the terms “we”, “us”, “our,” “Endurance” and “the Company” mean Endurance Exploration Group, Inc. (formerly Tecton Corporation), unless otherwise indicated.

Prior to June 2008, we were engaged in the exploration and acquisition of uranium properties that were either past producers or had been the subject of prior work programs and/or contained historic resources. On or about June 1, 2008, we ceased/discontinued operations of our uranium exploration activities as we sought to restructure and find a suitable business opportunity.  We were deemed a “shell company”, as defined in Rule 12b-2 under the Securities Exchange Act of 1934, from the discontinuance of operations in 2008 until the filing of our Form 8-K on December 31, 2013, relating to the acquisition of Endurance Exploration Group, LLC, on that date.  During our restructuring period from June 2008 until December 31, 2013, we:

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

Project “Connaught” has now reached operational status.  For project “Connaught”, we have now surveyed over 700 square miles in the Western Atlantic Ocean in search of this sunken passenger liner carrying a substantial cargo of gold coinage. In addition to this manifest cargo, we also expect to find additional valuables among the personal stores of the ship’s passengers. In October of 2014 we announced the discovery of the steamship Connaught, previously identified only as Project “Sailfish”.  In July 2015, we were granted exclusive salvage rights by the US Federal Courts.  Please refer to Current & Ongoing Projects for additional information.

For pre-operational project, code named “Black Marlin”, in November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%). This contract also allows for other potentially valuable “targets of opportunity” within the territorial waters of this nation. We are currently pursuing an option to extend the existing contract. Please refer to Current & Ongoing Projects for additional information.

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

The sonar “towfish” of one of our current survey systems was lost during the final days of our 2013 search operations. For more information on project Connaught, please refer to Current & Ongoing Projects. We expect to purchase, charter or otherwise replace this sonar equipment and capability before beginning any future search operations.

Potential shipwreck targets found by sonar will be catalogued, evaluated and eventually visually prosecuted using the Shackleton 1 or Squirt ROV systems, or other systems chartered or rented for inspection and recovery missions.

ROV Shackleton 1

The Remotely-Operated Vehicle (ROV) system Shackleton 1 is a light work-class ROV. This system is comprised of underwater lighting, still and motion picture cameras and a single robotic manipulator arm. Initially designed for mid-water industrial applications, the ROV has been redesigned for shipwreck search, identification and cargo recovery operations. Beyond shipwreck operations, the system is also capable of cable and pipeline inspection and repair, geophysical sampling and search and recovery operations.  ROV system “Shackleton 1” is currently in disassembled condition for storage following a scheduled overhaul and will be reassembled prior to any operational requirements.

Employees

The Company has five corporate officers.  Each officer is also an officer of other entities and not full time employees of the Company.  A list of the Company’s officers and the average number of hours per week each officer expects to devote to Company affairs are as follows:

Micah Eldred, Director, President and CEO, 20 hours per week.

Carl Dilley, Director and Vice President, 10 hours per week.

Christine Zitman, Director, Secretary, Treasurer and CFO, 20 hours per week.

Guy Zajonc, Director and Vice President, 20 hours per week.

Keith Holloway, Vice President of Shareholder Communications, 30 hours per week.

Other Employees and Contractors

We utilize contract personnel for vessel operation during our survey periods, and intend to continue to use contract technicians to perform marine survey and recovery operations in the future. From time to time, we have or intend to hire other contractors, subcontractors and consultants to perform specific services.  During 2014, two individuals who joined our Board of Directors in January 2014 were employed in various capacities by us as independent contractors.  See “Item 11 – EXECUTIVE COMPENSATION - Compensation Paid to Messrs. Zajonc and Saint Amour in 2014” and “Employment Agreements” below.

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

Current & Ongoing Projects

Project “Connaught” - Research Summary

The Connaught was a steam-powered packet ship, part of a fast and indispensable transatlantic communication link, the perfect vessel to rapidly ferry mails and passengers between Britain and the United States. Large for her time, she was a side-wheel steamer constructed almost entirely of iron.

On her last voyage, the Connaught left Great Britain, bound for the United States. She carried several dozen first-class passengers, more than four hundred steerage passengers and a full crew of nearly 130. The Connaught also disembarked with a cargo of gold coins, and the Captain assumed an uneventful voyage

According to reports, when heavy seas set in, the Connaught began to roll heavily. Though the initial problem was temporarily fixed, twelve hours later the same roll started again. Making matters worse, fire broke out. Buckets and pumps were manned, but the water rose rapidly and extinguished the furnaces, rendering the ship immobile. The fire quickly spread, driving the passengers above decks.

The purser and two men attempted to rescue the gold shipment, but were driven back by the smoke and flames. A nearby ship came to the rescue, bravely maneuvering close to the Connaught and running a line between the two to facilitate transfer of passenger. Per age-old protocol, the Captain was the last man off the ship.

Virtually nothing was saved. Nearly every trunk and stitch of clothing was lost, including all the money of the first-class passengers. Early the next morning, a passing ship fell in with the Connaught, shadowing the stricken vessel through her final hours. The burning Connaught exploded and sank by the stern, leaving only an overturned lifeboat, light portions of the decking and a few trunks. The passing ship spent an hour recovering debris, dutifully recorded the sinking position, and then sailed on to New York.

Project “Connaught” – Current Status

In October of 2014 we positively identified the location of the Steamship Connaught through sonar imagery and video footage. In July 2015, we were granted exclusive salvage rights by the US Federal Courts, we returned to the site of the Connaught to begin salvage efforts, and retrieved the first artifacts from the debris field.

Our salvage operations were temporarily hampered by the discovery of a mass of man-made debris and large commercial fishing nets concentrated around the aft section of the wreck.  We have determined the appropriate equipment and methodology to clear these obstacles, and intend to return to the wreck site with these new tools as soon as practical.

Given the task list and the short weather window that we can work in the North Atlantic, we intend to resume our salvage operations in summer of 2016.  The cost of recovering the cargo of the Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the Connaught.

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

Rather than surrender, the Captain of the English ship set his own vessel on fire, escaping in a small boat with a chosen group of men while allowing his own ship and abandoned sailors to burn. The fire reached the gunpowder storage, and the English ship burned vigorously and sank, taking with her a rich cargo of silver.

We believe this shipwreck lies at a depth of between 500-3000 meters of water.

Project “Black Marlin” – Current Status

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for the location and recover the “Black Marlin” and her silver cargo.  We are currently pursuing an option to extend the existing contract. Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%). The Company needs additional working capital to undertake the search for the “Black Marlin.” There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to  search for, or recover  the “Black Marlin.”

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

The island nation has signed and ratified the United Nations Convention on the Law of the Seas (the “LOS”).  In this capacity and in keeping with the provisions of the LOS, the island nation asserts jurisdiction over its territorial waters, defined by the LOS as 12 nautical miles, 22.2 kilometers or 13.1 miles from the low water mark of the coastal state. Based upon  our historical research, we believe the “Black Marlin” sank within the territorial waters of the island nation.  While the island nation is not a signatory to nor has it ratified the International Convention on Salvage (“ICS”), the Company and its contractors operate in accordance the provisions of the ICS.  Those provisions state generally, that in undertaking salvage a salvage company shall exercise due care in order to minimizing damage to the environment.  Damage to the environment is defined by the Treaty under Article 1 (d) as follows:  “Damage to the environment” means substantial physical damage to human health or to marine life or resources in coastal or inland waters or areas adjacent thereto, caused by pollution, contamination, fire, explosion or similar major incidents.” The Company and its contractors take into account complying with the ISC when estimating costs for the “Black Marlin” cargo recovery operations. The island country has no written laws or regulations with respect to salvage operations in general and has placed no additional restrictions on the operations of the Company when it begins operations to locate and recover the “Black Marlin’s” cargo.

Project “Connaught” – Government or environmental regulations that may restrict our operations.

We believe that the target site identified is the wreck of the Connaught, a paddlewheel steamer that sank in October 1860. That shipwreck is located approximately 125 miles off the coast of the United States of America (“U.S.”). While the U.S. has not ratified the LOS, this location is recognized under U.S. law as being in international waters. The Company has elected to submit itself to the jurisdiction of the United States Federal Courts by filing a case in admiralty on October 3, 2014 in the U.S. District Court, Middle District of Florida. The process of adjudicating ownership and claims, including the Company’s request for a salvage claim or, in the alternative, title to the ship and its cargo, will proceed in the U.S. Court pursuant to U.S. admiralty law. The right to salvage a privately own vessel is not subject to approval of the U.S. Courts or any government agency. Once a party has submitted themselves to the jurisdiction of the U.S. Federal Courts, the Court can determine the ownership rights to the cargo salvaged and the amount of a salvage award according to precedent cases ruled upon by the U.S. Supreme Court. The Company makes its claims based upon those legal precedents.

The United States Coast Guard undertakes marine environmental protection in U.S. waters pursuant to Volume IX of its Marine Environmental Protection – Marine Safety Manual – COMDTINST M16000.14. As specified in Chapter 1 on page 16, the U.S. Coast Guard also looks to the International Convention on Salvage for guidance on salvage operations even though the U.S. has not ratified that treaty.  The Company and its contractors expect to conduct salvage operations within the guidelines of the ICS. The Company and its contractors take into account complying with the ISC when estimating costs for the Connaught cargo recovery operations.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our consolidated statements of operations for the years ended December 31, 2015, and 2014, reflect net losses of $973,512 and $684,114 respectively.  These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

As of March 1, 2016, Micah Eldred and Carl Dilley own approximately 45.08% and 23.87% of our issued and outstanding shares of common stock, respectively (see “Item 4 – Security Ownership of Certain Beneficial Owners and Management”), and they will have significant influence over the outcome of matters that require shareholder approval, including election of directors and, accordingly, over our business and corporate matters.  They may exercise their voting rights in ways that they believe is in their best interests, which may conflict with the interest of our other shareholders.

ITEM 1B.—UNRESOLVED STAFF COMMENTS

None

ITEM 2—PROPERTIES

We currently share, at no charge, leased office space at 15500 Roosevelt Blvd., Suite 303, Clearwater, FL 33760, with Spartan Securities Group, an affiliate controlled by Micah Eldred.  We believe that such space is sufficient for our needs, and the estimated value of this space is deemed to be immaterial.

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2015, there are no material, pending legal proceedings (other than ordinary routine litigation incidental to our business, if any) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2015	December 31	$0.60	$0.15
2015	September 30	$1.00	$0.41
2015	June 30	$1.00	$0.21
2015	March 31	$0.57	$0.10
2014	December 31	$0.60	$0.10
2014	September 30	$0.6099	$0.25
2014	June 30	$1.10	$0.41
2014	March 31	$1.10	$0.11

As of December 31, 2015 there were 413 active shareholders of record. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

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

Warrants and Options

As of December 31, 2015, we had issued non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 31, 2017, with an exercise price of $0.25 per share, and non-qualified warrants to purchase 574,000 shares of our common stock at any time prior to December 22, 2025, with an exercise price of $0.25 per share.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our equity securities could be issued as of December 31, 2015:

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

Our Board of Directors adopted the 2014 Non-qualified Stock Option Plan on December 31, 2013.  The Plan will terminate on December 31, 2017, unless earlier terminated by the Board.  Under the Plan, 7 million shares of common stock are reserved for issuance to non-employee directors, officers, employees, consultants and advisors.  The terms of each option award will be determined by the Board, or a duly appointed board committee, provided that no employee may receive options to purchase more than 5 million shares under the Plan, the exercise price must be at least equal to the fair market value of a share of common stock (as defined in the Plan) on the date of grant, and no option may be exercisable more than 10 years after the date of grant.  Shares awarded under the Plan may be from authorized and unissued shares or treasury shares.

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

During November 2015, the Company issued 149,600 common shares at $.25 per share for services.

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

Plan of Operation

Side-scan sonar survey operations on Project Connaught began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In October of 2014 we positively identified the target of Project “Sailfish,” the Steamship Connaught via video and sonar imagery.  We intend to return to the site of the Connaught in 2016 to recover its cargo. The cost of recovering the cargo of the Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the Connaught.

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  We are currently pursuing an option to extend the existing contract. Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).  The cost of finding and recovering the cargo of the “Black Marlin” is estimated to be $2,000,000. The Company needs additional working capital to undertake the search for the “Black Marlin”.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to search for and recover the cargo of the “Black Marlin”.

Results of Operations

The following information represents our results of operations for the years ended December 31, 2015 and 2014.

Revenue

Since inception through December 31, 2015, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $698,849 for the year ended December 31, 2015 as compared to $287,468 for the year ended December 31, 2014, an increase of $411,381.  The primary reason for this increase is a result of the increased spending on salvage operations.

We incurred marketing and promotion expenses of $52,737 for the year ended December 31, 2015 as compared to $57,943 for the year ended December 31, 2014, a decrease of $5,206.  This decrease is primarily due to a decrease in both advertising and travel expenses.

We incurred $81,377 in stock based compensation for the year ended December 31, 2015 as compared to $73,150 for the year ended December 31, 2014, an increase of $8,227.  The primary reason for the increase is the increase in stock based compensation issued to the salvage contractors.

We incurred general and administrative expenses of $184,539 for the year ended December 31, 2015 as compared to $242,715 for the year ended December 31, 2014, a decrease of $58,176.  The general and administrative costs consist primarily of legal and professional fees.

Other income for the year ended December 31, 2015 consists of cancellation of debt income in the amount of $63,144.  Other income for the year ended December 31, 2014 was $0.

Net Losses

For the year ended December 31, 2015, we incurred a net loss of $973,512 as compared to $684,114 for the year ended December 31, 2014.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of December 31, 2015, we had $825 in cash.

Net cash used by operating activities was $664,113 for the year ended December 31, 2015.

Net cash used by investing activities was $54,944 for the year ended December 31, 2015.

Net cash provided by financing activities was $718,832 for the year ended December 31, 2015.  This amount includes $604,832 net of issuance costs, raised from the sale of stock and funds advanced from related parties to facilitate operations for the period.

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

We engaged in an offering of up to 15,000,000 shares of common stock at a price of $0.25 per share to accredited investors pursuant to Rule 506(c) under Regulation D and Regulation S.  The offering is now closed, and the Company has sold $750,500 of common stock.  The net proceeds after cash issuance costs was $637,832.

On May 15, 2015, we entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to us in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of our Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide equipment and personnel.  We issued 2,000,000 shares of common stock to Eclipse Group Inc., with an agreed value of $500,000, under the contract, as prepayment for these services.  Eclipse will invoice against this prepayment as services are rendered.

During the year ended December 31, 2014 , Micah Eldred on the one hand and Carl Dilley and Heather Dilley on the other, made advances to the Company in the aggregate amounts of $281,500 in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2014, the aggregate amount of such advances outstanding was $281,500.

During the year ended December 31, 2015, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $67,500, and Micah Eldred made net advances to the Company in the aggregate amount of $25,000 in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2015, the aggregate amount of such advances outstanding was $95,500. Interest has not been imputed on this balance as management has deemed it to be immaterial

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements.  Our capital requirements for 2016 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

Our plans to finance our operations include seeking equity and debt financing, alliances or other partnership agreements, or other business transactions, that would generate sufficient resources to ensure continuation of our operations.  .

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

Research and Development

For the years ended December 31, 2015 and 2014, we incurred expenses for research consultants and travel of $14,758 and $12,804.

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

Critical Accounting Estimates – Stock Based Compensation

We applied the provisions of FASB ASC 718, “Compensation – Stock Compensation,” to account for our stock-based compensation.  Stock-based compensation cost is measured at the grant date based on the calculated fair value of the award.  We measure the fair value of each stock option grant at the date of grant using a Black-Scholes option pricing model. The weighted average grant-date fair value of options granted during 2015 was $.10.  We used the following Black-Scholes assumptions in arriving at the fair value of options granted on December 22, 2015:

Expected Life In Years	5.5
Risk-free Interest Rates	.990%
Volatility	133.77%
Dividend Yield	0%

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENDURANCE EXPLORATION GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Endurance Exploration Group, Inc.

We have audited the accompanying consolidated balance sheets of Endurance Exploration Group, Inc. as of December 31, 2015 and 2014, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2015 and 2014. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance Exploration Group, Inc. as of December 31, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

March 9, 2016

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2015	2014
ASSETS
Current Assets
Cash and cash equivalents	$ 825	$ 1,050
Prepaid expenses	350,000	-
Total Current Assets	350,825	1,050

Fixed Assets
Equipment, furniture and fixtures	679,415	624,471
Accumulated depreciation	(355,800)	(256,769)
Total Fixed Assets - net	323,615	367,702
Other assets	1,100	1,100

TOTAL ASSETS	$ 675,540	$ 369,852

LIABILITIES AND ‘STOCKHOLDERS’ DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$ 166,912	$ 124,777
Liabilities from discontinued operations	-	63,144
Loans and notes payable to related parties	155,500	341,500
Total Current Liabilities	322,412	529,421

TOTAL LIABILITIES	322,412	529,421

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,024,369 and 36,628,860 shares issued and outstanding	430,244	366,289
Additional paid in capital	6,520,724	5,098,470
Accumulated deficit	(6,597,840)	(5,624,328)
TOTAL STOCKHOLDERS’ EQUITY	353,128	(159,569)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 675,540	$ 369,852

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014

Revenues	$ -	$ -

Operating Expenses
Operations and research	698,849	287,468
Marketing and promotion	52,737	57,943
General and administrative	184,539	242,715
Depreciation	99,031	94,488
Total operating expenses	1,035,156	682,614

Net loss from operations	(1,035,156)	(682,614)

Non-operating activity
Other income	63,144	-
Interest expense	(1,500)	(1,500)
Net loss	$ (973,512)	$ (684,114)
Basic and diluted loss per share	$ ($0.02)	$ (0.02)
Weighted average number of shares outstanding	40,381,644	36,176,300

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Members Equity	Accumulated (Deficit)	Total
Balances, December 31, 2013	-	$ -	35,770,947	$ 357,709	13,333	$ 133	$ 4,891,686	$ -	$ (4,940,214)	$ 309,314

Issuance of previously unissued shares			13,333	133	(13,333)	(133)				-

Issuance of common shares for debt			420,000	4,200			104,880			109,080

Sale of common shares			132,000	1,320			31,680			33,000

Miscellaneous adjustment			(20)	1						1

Issuance of common shares for services			292,600	2,926			70,224			73,150

Net loss for the year ended December 31, 2014									(684,114)	(684,114)
Balances, December 31, 2014	-	$ -	36,628,860	$ 366,289	-	$ -	$ 5,098,470	$ -	$ (5,624,328)	$ (159,569)

Issuance of common shares for debt			1,200,000	12,000			288,000			300,000

Sale of common shares net of offering cost			2,870,000	28,700			396,132			424,832

Issuance of common shares for services			2,325,509	23,255			558,122			581,377

Options issued as stock issuance costs							180,000			180,000

Net loss for the year ended December 31, 2015									$ (973,512)	$ (973,512)
Balances, December 31, 2015	-	$ -	43,024,369	$ 430,244	$ -	$ -	$ 6,520,724	$ -	$ (6,597,840)	$ 353,128

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2015	For the Year Ended December 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (973,512)	$ (684,114)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	99,031	94,488
Stock based compensation	581,377	73,150
Gain on cancelation of debt	(63,144)	-
Changes in operating assets and liabilities:
Prepaid expenses	(350,000)	-
Other assets	-	-
Accounts payable and accrued expenses	42,135	108,696
Net Cash Used by Operating Activities	(664,113)	(407,780)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment	(54,944)	(13,210)
Net Cash Used by Investing Activities	(54,944)	(13,210)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Stock	717,500	33,000
Offering costs	(112,668)	-
Advances from related parties - net	114,000	386,500
Net Cash Provided by Financing Activates	718,832	419,500

Net increase (decrease) in cash and cash equivalents	(225)	(1,490)
Cash and cash equivalents, beginning of period	1,050	2,540
Cash and cash equivalents, end of period	$ 825	$ 1,050

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental schedule of non-cash financing and investing activities:

• April 2014,- issued 420,000 common shares as satisfaction of $105,000 of related party debt
• July 2014 - issued 100,000 common shares for services
• December 2014 - issued 192,600 common shares for services
• February 2015 – issued 1,200,000 common shares as satisfaction of $300,000 or related party debt
• May 2015 – issued 2,000,000 common shares as prepaid salvage expense of $500,000
• December 2015 – issued 574,000 options as stock issuance costs valued at $180,000

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2015

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of December 31, 2015. The acquisition of the membership interests of Endurance Exploration Group LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.

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

Subsequent Events

The Company has evaluated subsequent events through March 29, 2016 to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of December 31, 2015 and 2014, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). As of December 31, 2015, there were 5,574,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2015 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2015 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to December 31, 2015, the Company incurred losses of $6,957,840. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc. to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During the year ended December 31, 2015, Eclipse rendered $150,000 of the services outlined in this agreement, and consequently the remaining balance of $350,000 is included in current assets as a prepaid expense.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2015	2014

Vessels and equipment	$ 665,323	$ 610,379
Computers and peripherals	14,092	14,092
	679,415	624,471
Less: Accumulated depreciation	(355,800)	(256,769)
Fixed Assets - net	$ 323,615	$ 367,702

Depreciation expense was $99,031 and $94,488 for the years ended December 31, 2015 and 2014 respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at December 31, 2015 and 2014 as detailed below are summarized as follows:

	December 31, 2015	December 31, 2014

Notes payable – related parties	$60,000	$60,000
Advances from related parties	95,500	281,500
	$155,500	$341,500

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of the Company’s common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at December 31, 2015, including accrued interest, was $67,625.

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2015 or 2014.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with EDGAR, XBRL and Proxy services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2015 or 2014.

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

On September 3, 2014, the Company entered into a contract with Overseas Marine Vessel Corp, LLC (“OMVC”) pursuant to which it will provide the Marine Vessel Manisee in support of an estimated 10-day mission to investigate, identify and recovery artifacts from one or more shipwrecks located in our search area off the coast of New England.  We will reimburse OMVC in cash for all its out-of-pocket expenses only, including but not limited to, mooring, food, fuel, normal maintenance, satellite communications and crew costs.  Toni Eldred, the spouse of Micah Eldred, is a fifty percent owner of OMVC, and Micah Eldred is the co-manager of OMVC.

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

During the year ended December 31, 2014 , Micah Eldred on the one hand and Carl Dilley and Heather Dilley on the other, made advances to the Company in the aggregate amounts of $281,500 in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2014, the aggregate amount of such advances outstanding was $281,500.

During the year ended December 31, 2015, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $67,500, and Micah Eldred made net advances to the Company in the aggregate amount of $25,000 in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2015, the aggregate amount of such advances outstanding was $95,500. Interest has not been imputed on this balance as management has deemed it to be immaterial.

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

On April 18, 2014, the Company issued 13,333 shares in satisfaction of those shares that have been issuable since 2008.

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

During November 2015, the Company issued 149,600 common shares at $.25 per share for services.

NOTE H – WARRANTS AND OPTIONS

As of December 31, 2015, the Company had outstanding non-qualified options to purchase 5,574,000 shares of our common stock at any time prior to their expiration dates with an exercise price of $0.25 per share.

The Company issued 574,000 options, valued at $180,000, to purchase Common Stock during the fiscal year ended December 31, 2015 as stock issuance costs associated with Private Equity fund raising activity

The fair value for the options was estimated at the date of valuation using the Black-Scholes option pricing model with the following assumptions:

Risk-free interest rate	0.99%
Dividend yield	0.00%
Volatility factor	133.77%
Expected life	5.5 years

The following table represents stock option activity as of and for the year ended December 31, 2015:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2014	5,000,000	$0.25	2.0 years	$0.10
Granted / Vested	574,000	0.25	10.0 years	0.10
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – December 31, 2015	5,574,000	$0.25	2.8 year	$0.10

Outstanding Exercisable – January 1, 2014	5,000,000	$0.25	2.0 years	$0.10
Outstanding Exercisable – December 31, 2015	5,574,000	$0.25	2.8 years	$0.10

NOTE I – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $6,957,840 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will start to expire in the year ended January 31, 2026.  Due to discontinuing operation in June 2008 and the change in ownership, restrictions may apply.

The components of the net deferred tax asset at December 31, 2015 and December 31, 2014 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2015	2014

Net Operating Losses	$ 6,957,840	$ 5,599,328
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	2,435,244	1,959,765
Valuation Allowance	(2,435,244)	(1,959,765)
Net Deferred Tax Asset	$ -	$ -

The tax years ended December 31, 2012, 2013 and 2014 are open for audit by both federal and state taxing authorities.

NOTE J – SUBSEQUENT EVENTS

None

ITEM 9 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no disagreements on accounting and financial disclosures from the inception of our company through the date of this Report.  Our audited consolidated financial statements have been included in this annual report in reliance upon Green & Company, CPAs, Independent Registered Public Accounting Firm, as experts in accounting and auditing.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2015, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

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

We believe that the current members of our Board of Directors and the professional consulting relationships we have established over the last year provide us with the resources to properly review and determine financial impacts of contracts and agreements.

Management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Officers and Directors

Name	Age	Position
Micah Eldred	47	Director, President, Chief Executive Officer
Carl Dilley	60	Director and Vice President
Christine Zitman	46	Director, Chief Financial Officer, Secretary and Treasurer
Guy M. Zajonc	63	Director
Steve Saint Amour	51	Director

Background of Executive Officers and Directors

Micah Eldred was appointed as Director, President, Chief Executive Officer, Secretary, Chief Financial Officer, and Treasurer on February 7, 2011.  Mr. Eldred stepped down as Secretary, Chief Financial Officer and Treasurer in January 2013, when Christine Zitman was appointed to those positions.  Mr. Eldred was appointed as Chairman of the Board in January 2013.   Mr. Eldred has served as Chief Executive Officer (“CEO”) of Endeavour Cooperative Partners, LLC, and its subsidiaries, Spartan Securities Group, Ltd., Island Capital Management, LLC, and Endeavour Insurance Partners, LLC, for over ten years. Island Stock Transfer, a division of Island Capital Management LLC, is our transfer agent. Mr. Eldred holds FINRA series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. Mr. Eldred was a co-founder of Endurance Exploration Group, LLC.

Carl Dilley has served as a Director since January 2013, and was appointed as Vice President in January 2013. Mr. Dilley has served as president of Island Stock Transfer, a division of Island Capital Management, LLC, from 2003 to present and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. Island Stock Transfer is our transfer agent.   He is also an employee of Spartan Securities Group and holds FINRA series 24, 66, and 7 securities licenses and performs retail, investment banking and new listing services functions for Spartan. He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama.  Carl Dilley was a co-founder of Endurance Exploration Group, LLC.

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

In 2009, Mr. Saint Amour and his wife, Joan Saint Amour, co-founded Eclipse Group Inc. (EGI).  EGI is a marine operations service provider based in Annapolis, Maryland and provides turnkey subsea technical solutions to both commercial and government customers worldwide. EGI holds several multi-year contracts and subcontracts with the U.S. Navy, National Oceanographic Atmospheric Agency (NOAA) and several international commercial companies based both in the U.S. and abroad.

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

Director Independence

The Board had no independent Directors during 2015.

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

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our President and Chief Executive Officer, and the three most highly compensated executive officers who served at the end of the fiscal years December 31, 2015, 2014 and 2013. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micah Eldred President and CEO	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
Carl Dilley Vice President	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
Christine Zitman Secretary and Treasurer	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	3,985	-0-	-0-	-0-	3,985
Guy M. Zajonc Vice President – Business Development	2015	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2014	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2013	-0-	-0-	-0-	1,992	-0-	-0-	-0-	1,992

[1] This column represents the aggregate grant date fair value of stock options granted, in accordance with SEC rules. These amounts reflect our accounting expense and do not correspond to the actual value that will be realized by the recipients.  Assumptions used in determining the fair value of these stock options is discussed under “Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations - Critical Accounting Estimates - Stock Based Compensation.” Stock option awards to Messrs. Eldred and Dilley and Ms. Zitman consist of immediately exercisable options to purchase 1,000,000 shares of common stock each at an exercise price of $0.25.  The options expire December 31, 2017.

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards held by the named executive officers and outstanding at December 31, 2015.  All of the options listed were granted on December 31, 2013, and were exercisable in full as of the date of grant.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Micah Eldred	1,000,000	-0-	-0-	$0.25	12/31/17	-0-	-0-	-0-	-0-
Carl Dilley	1,000,000	-0-	-0-	$0.25	12/31/17	-0-	-0-	-0-	-0-
Christine Zitman	1,000,000	-0-	-0-	$0.25	12/31/17	-0-	-0-	-0-	-0-
Guy M. Zajonc	500,000	-0-	-0-	$0.25	12/31/17	-0-	-0-	-0-	-0-

Compensation of Directors

During 2015, our Directors, who also served as our officers, were not separately compensated for their service as Directors. Their compensation is reflected in the Summary Compensation Table above. Our directors currently serve without compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Management deemed the value of these services to be immaterial.  Cash or equity compensation for our directors may be authorized in the future.

Board of Directors and Committees

As of December 31, 2015, our Board of Directors consisted of Micah Eldred, Carl Dilley, Christine Zitman, Guy M. Zajonc and Steve Saint Amour.  The Board has not appointed any committees.

Employment Agreements

As of December 31, 2015, we had no employment agreements with any of our Directors or Officers.  Mr. Zajonc has acted as a consultant to Endurance since its original incorporation in January of 2006 until January 1, 2014 without compensation.  On December 31, 2013, Mr. Zajonc was granted an option to purchase 500,000 shares of our common stock prior to December 15, 2015, at an exercise price of $.25 each.  Commencing January 2014, we agreed to pay Mr. Zajonc a monthly consulting fee of $5,000 per month.  In connection with his appointment as Vice President of Business Development in September 2014, it was agreed that Mr. Zajonc would serve in such capacity for no additional compensation.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of March 1, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Micah Eldred, President, CEO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	21,905,815 (2)	45.08%
Carl Dilley, Director, Vice President 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	11,600,924 (2)	23.87%
Christine Zitman, Secretary, Treasurer, CFO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,103,092 (2)	4.12%
Guy Zajonc 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	1,500,000 (3)	3.09%
Steven Saint Amour 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,450,000 (4)	5.04%
All and Officers as a Group (5 persons)	39,459,831	81.20%

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

(2)  Includes 1,000,000 stock options exercisable until December 31, 2017 at a price of $0.25 per share, for each of Micah Eldred, Carl Dilley and Christine Zitman.

(3)  Includes 500,000 stock options exercisable until December 31, 2017 at a price of $0.25 per share.

(4)  Includes 250,000 stock options exercisable until December 31, 2017 at a price of $0.25 per share.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at December 31, 2015, including accrued interest, was $67,625.

The Company has entered into a contract with Island, which is owned and controlled by Endeavour, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2015 or 2014.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2015 or 2014.

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

On September 3, 2014, the Company entered into a contract with Overseas Marine Vessel Corp, LLC (“OMVC”) pursuant to which it will provide the Marine Vessel Manisee in support of an estimated 10-day mission to investigate, identify and recovery artifacts from one or more shipwrecks located in our search area off the coast of New England.  We will reimburse OMVC in cash for all its out-of-pocket expenses only, including but not limited to, mooring, food, fuel, normal maintenance, satellite communications and crew costs.  Toni Eldred, the spouse of Micah Eldred, is a fifty percent owner of OMVC, and Micah Eldred is the co-manager of OMVC.

During the year ended December 31, 2014 , Micah Eldred on the one hand and Carl Dilley and Heather Dilley on the other, made advances to the Company in the aggregate amounts of $281,500 in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2014, the aggregate amount of such advances outstanding was $281,500.

During the year ended December 31, 2015, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $67,500, and Micah Eldred made net advances to the Company in the aggregate amount of $25,000 in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2015, the aggregate amount of such advances outstanding was $95,500. Interest has not been imputed on this balance as management has deemed it to be immaterial

Other than as described above, we have not entered into any transactions with our officers, promoters, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since January 1, 2012, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.  It is anticipated that we will continue to borrow from Endeavour Cooperative Partners and its subsidiaries in 2016 and 2017 to meet our cash needs.  It is anticipated that the terms of such borrowings will be more favorable than we could obtain from independent third parties, and that we may enter into additional agreements with Endeavour to allow us to repay such indebtedness in shares of common stock.

As stated in Security Ownership of Certain Beneficial Owners and Management, Micah Eldred beneficially controls 45.08% of the Company.  The basis for this beneficial control includes the direct ownership of 20,563,356 common shares, the joint ownership with his spouse of 2,459 common shares, indirect ownership of 340,000 common shares through a controlling interest in Endeavour Cooperative Partners and the direct ownership of 1,000,000 stock options exercisable through December 31, 2015.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, we assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at December 31, 2015 and December 31, 2014, including accrued interest, was $67,625 and $66,125, respectively.

We have entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as our transfer agent.  It did not charge us for its services during 2015 or 2014.

We have entered into a contract with Proxy & Printing LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide us with printing and other services relating to our filings with the SEC.  It did not charge us for its services during 2015 or 201.

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

Director Independence

The Board had no independent Directors during 2015.

ITEM 14  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, and any other fees billed for other services rendered by them during these periods.

	Year Ended December 31, 2015	Year Ended December 31, 2014
Audit fees	$16,500	$16,500
Audit-related fees	3,750	3,750
Tax fees	-	-
All other fees	-	-
Total	$20,350	$20,350

Since our inception, our Board of Directors, performing the duties of an audit committee, reviews all audit and non-audit related fees at least annually. The Board of Directors pre-approved all audit related services in fiscal years 2015 and 2014.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(a) (1) Financial Statements

See “Index to Consolidated Financial Statements” set forth on page 27.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, this 30th day of March 2016.

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

/s/ Micah Eldred	Date: March 30, 2016
Micah Eldred
Director, Chief Executive Officer and President
/s/ Christine Zitman	Date: March 30, 2016
Christine Zitman
Director, Chief Financial Officer, Secretary, Treasurer
/s/ Carl Dilley	Date: March 30, 2016
Carl Dilley
Director and Vice President
/s/ Guy Zajonc	Date: March 30, 2016
Guy Zajonc
Director