Form 10-Q
period 2016-09-30
Endurance Exploration Group, Inc.
filed 2016-11-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2016

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

As of November 14, 2016, the registrant had 43,024,369 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,919	$825
Prepaid expenses	350,000	350,000
Total Current Assets	353,919	350,825

Fixed Assets
Equipment, furniture and fixtures	679,415	679,415
Accumulated depreciation	(432,664)	(355,800)
Total Fixed Assets – net	246,751	323,615

Other assets	1,100	1,100

TOTAL ASSETS	$601,770	$675,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$150,164	$166,912
Loans and notes payable to related parties	343,000	155,500
Total Current Liabilities	493,164	322,412

TOTAL LIABILITIES	493,164	322,412

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,024,369 and 43,024,369 shares issued and outstanding	430,244	430,244
Additional paid in capital	6,520,724	6,520,724
Accumulated deficit	(6,842,362)	(6,597,840)
Total Stockholders' Equity	108,606	353,128
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$601,770	$675,540

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016 (unaudited	2015 (unaudited)	2016 (unaudited)	2015 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	872	543,817	25,767	634,908
Marketing and promotion	9,716	21,969	16,403	41,535
General administration	59,910	157,023	123,242	258,421
Depreciation	25,621	24,567	76,864	73,686
Total operating expenses	96,119	747,376	242,276	1,008,550

Net loss from operations	(96,119)	(747,376)	(242,276)	(1,008,550)
Other income (expense)
Interest expense	(750)	(375)	(2,246)	(1,125)
Other income				63,144
Total other income (expense)	(750)	(375)	(2,246)	62,019

Net Loss	$ (96,869)	$ (747,751)	$ (244,522)	$ (946,531)

Basic and diluted loss per share	$ (.002)	$ (.018)	$ (.006)	$ (.024)
Weighted average number of
shares outstanding	43,024,369	41,641,911	43,024,369	39,508,043

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2014	-	$ -	36,628,860	S366,289	-	$ -	$ 5,098,470	$ (5,624,328)	$ (159,569)

Issuance of common shares for debt			1,200,000	12,000			288,000		300,000

Sale of common shares, net of offering costs			2,870,000	28,700			396,132		424,832

Issuance of common shares for services			2,325,509	23,255			558,122		581,377

Options issued as stock issuance costs							180,000		180,000

Net loss for the year ended December 31, 2015								(973,512)	(973,512)
Balances, December 31, 2015	-	-	43,024,369	$ 430,244	-	$ -	$ 6,520,724	$ (6,597,840)	$ 353,128

Net loss for the nine months ended September 30, 2016								$ (244,522)	$ (244,522)
	-	-	43,024,369	$ 430,244	-	$ -	$ 6,520,724	$ (6,842,362)	$ 108,606

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016 (unaudited)	2015 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (244,522)	$ (946,531)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	76,864	73,686
Gain on cancelation of debt	-	(63,144)
Changes in operating assets and liabilities:
Prepaid expenses	-	150,000
Accounts payable and accrued expenses	(16,748)	162,117
Net Cash Used by Operating Activities	(184,406)	(623,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(54,944)
Net Cash Used by Investing Activities	-	(54,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock	-	717,500
Advances from related parties - net	187,500	18,500
Net Cash Provided by Financing Activates	187,500	736,000

Net increase (decrease) in cash and cash equivalents	3,094	57,184
Cash and cash equivalents, beginning of period	825	1,050
Cash and cash equivalents, end of period	$ 3,919	$ 58,234

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

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

SEPTEMBER 30, 2016

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of September 30, 2016.  The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position at September 30, 2016 and the results of operations for the three and nine months ended September 30, 2016 and 2015 and cash flows for the nine months ended September 30, 2016 and 2015 have been made.  All material intercompany transactions have been eliminated.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of September 30, 2016 and 2015, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of September 30, 2016, there were 5,574,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2016 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2016 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to September 30, 2016, the Company incurred losses of $6,842,362. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc. to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During the year ended December 31, 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of September 30, 2016, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in prepaid expenses at September 30, 2016.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at September 30, 2016 and December 31, 2015:

	September 30,	December 31,
	2016	2015

Vessels and equipment	$ 665,323	$ 665,323
Computers and peripherals	14,092	14,092
	679,415	679,415
Less: Accumulated depreciation	(432,664)	(355,800)
Fixed Assets - net	$ 246,751	$ 323,615

Depreciation expense for the nine months ended September 30, 2016 and 2015 was $76,864 and $73,686 respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at September 30, 2016 and December 31, 2015 as detailed below are summarized as follows:

	September 30, 2016	December 31, 2015

Notes payable – related parties	$60,000	$60,000
Advances from related parties	283,000	95,500
	$343,000	$155,500

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of the Company’s common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  The note has no stipulated maturity date, and the balance due under the note at September 30, 2016, including accrued interest, was $72,849.

The Company has entered into a contract with Island Capital Management, LLC, which is related through common shareholders, to serve as its transfer agent.  It did not charge the Company for its services during the three and nine months ended September 30, 2016 or 2015, as management has deemed it to be immaterial.

The Company has entered into a contract with Proxy & Printing, LLC, which is related through common shareholders, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the three and nine months ended September 30, 2016 or 2015, as management has deemed it to be immaterial.

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

During the nine months ended September 30, 2016, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $187,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2016, the aggregate amount of such advances outstanding was $283,000. Interest has not been imputed on this balance as management has deemed it to be immaterial.

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

NOTE H – WARRANTS AND OPTIONS

As of September 30, 2016, the Company had outstanding non-qualified options to purchase 5,574,000 shares of our common stock at any time prior to their expiration dates, with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2015	5,574,000	$ 0.25	1.0 years	$ 0.10
Granted / Vested	-
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – September 30, 2016	5,574,000	$ 0.25	.25 years	$ 0.05

Outstanding Exercisable – December 31, 2015	5,574,000	$ 0.25	1.0 years	$ 0.10
Outstanding Exercisable – September 30, 2016	5,574,000	$ 0.25	.25 years	$ 0.05

NOTE I – INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2016 and 2015. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2016 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes the Company has available a net operating loss carry-forward of approximately $6,800,000 from inception to September 30, 2016, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending December 31, 2013 through December 31, 2014 are open for inspection by both Federal and State Agencies.

NOTE J – SUBSEQUENT EVENTS

On October 26, 2016, the Company filed a withdrawal of registration statement on S-1.

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

Plan of Operation

Side-scan sonar survey operations on Project Connaught began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In October of 2014 we positively identified the target of Project “Sailfish,” the Steamship Connaught via video and sonar imagery.  We intend to return to the site of the Connaught in 2017 to recover its cargo. The cost of recovering the cargo of the Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the Connaught.

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

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2016 and 2015.

Three Months Ended September 30, 2016 and 2015

Revenue

Since inception through September 30, 2016, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $872 for the three months ended September 30, 2016 as compared to $543,817 for the three months ended September 30, 2015, a decrease of $542,945.  The primary reason for this three month net decrease is due to the decreased spending on salvage operations.

We incurred marketing and promotion expenses of $9,716 for the three months ended September 30, 2016 as compared to $21,969 for the three months ended September 30, 2015, a decrease of $12,253.  This decrease is primarily due to an overall decrease in both advertising and printing expenses.

We incurred general and administrative expenses of $59,910 for the three months ended September 30, 2016 as compared to $157,023 for the three months ended September 30, 2015, a decrease of $97,113.  This decrease in general and administrative costs is a result of decreased operations.

Other Income (Expense)

For the three months ended September 30, 2016, other income (expense) consisted only of interest expense of ($750) as compared to the three months ended September 30, 2015 which had interest expense of ($375).

Net Losses

For the three months ended September 30, 2016, we incurred a net loss of $96,869 as compared to a net loss of $747,751 for the three months ended September 30, 2015.

Nine Months Ended September 30, 2016 and 2015

Revenue

Since inception through September 30, 2016, we have not generated any revenues.  However, as stated above, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $25,767 for the nine months ended September 30, 2016 as compared to $634,908 for the nine months ended September 30, 2015, a decrease of $609,141.  The primary reason for this nine month net decrease is a result of the decreased spending on salvage operations.

We incurred marketing and promotion expenses of $16,403 for the nine months ended September 30, 2016 as compared to $41,535 for the nine months ended September 30, 2015, a decrease of $25,132.  This increase is primarily due to a decrease in both advertising and printing expenses.

We incurred general and administrative expenses of $123,242 for the nine months ended September 30, 2016 as compared to $258,421 for the nine months ended September 30, 2015, a decrease of $135,179.  This decrease in general and administrative costs is a result of decreased operations.

Other Income (Expense)

For the nine months ended September 30, 2016, other income (expense) consisted only of interest expense of ($2,246) as compared to the nine months ended September 30, 2015 which had interest expense of ($1,125) offset by other income from a gain on cancelation of debt in the amount of $63,144.

Net Losses

For the nine months ended September 30, 2016, we incurred a net loss of $244,522 as compared to a net loss of $946,531 for the nine months ended September 30, 2015.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of September 30, 2016, we had $3,919 in cash.

Net cash used by operating activities was $184,406 for the nine months ended September 30, 2016.

There was no cash used by investing activities for the nine months ended September 30, 2016.

Net cash provided by financing activities was $187,500 for the nine months ended September 30, 2016, which consisted solely of advances from related parties.

Other Recent Financings

During the nine months ended September 30, 2016, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $187,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2016, the aggregate amount of such advances outstanding was $283,000. Interest has not been imputed on this balance as management has deemed it to be immaterial.

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

Research and Development

For the nine months ended September 30, 2016 and 2015, we incurred research and development expenses of $856 and $0 respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2016, we had no off balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2016, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2016, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: November 14, 2016	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)