Form 10-Q/A
period 2016-09-30
Endurance Exploration Group, Inc.
filed 2017-01-18
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

Endurance Exploration Corp (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, filed on November 14, 2016 (the “Original 10-Q”) to remove the following language from the cover page since the Company is required to file the reports:

(1) Although the registrant is not required to file reports by Section 13 or 15(d) of the Securities Exchange Act of 1934, it has filed all Exchange Act reports for the preceding 12 months.

No changes have been made to the Original 10-Q other than the deletion of this language. This Amendment speaks as of the date of the Original 10-Q, does not reflect events that may have occurred after the date of the Original 10-Q and does not modify or update in any way the disclosures made in the Original 10-Q, except as required to reflect the revisions discussed above. This Amendment should be read in conjunction with the Original 10-Q and with our filings with the SEC filed subsequent to the filing of the Original 10-Q.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: January 18, 2017	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)