Form 10-Q/A
period 2016-06-30
Endurance Exploration Group, Inc.
filed 2017-04-11
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q A

(Amendment No. 1)

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

As of July 27, 2016, the registrant had 43,024,369 shares of common stock outstanding.

EXPLANATORY NOTE

Endurance Exploration Group, Inc. (the “Company”) is filing this Amendment No. 1 (the “Amendment”) to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016, filed August 9, 2016 (the “Original 10-Q”) to reflect an increase in General administration expenses for the three and six months ended June 30, 2016, in the amount of $43,554 representing the fair value of a three year option to purchase 250,000 shares of the Company’s common stock, issued to a new board member on May 25, 2016, previously unrecorded.

No changes have been made to the Original 10-Q other than the effects of this increase in expenses.  This Amendment speaks as of the date of the Original 10-Q, does not reflect events that may have occurred after the date of the Original 10-Q and does not modify or update in any way the disclosures made in the Original 10-Q, except as required to reflect the revision discussed above. This Amendment should be read in conjunction with the Original 10-Q and with our filings with the SEC filed subsequent to the filing of the Original 10-Q.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited) (as restated)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$5,920	$825
Prepaid expenses and deferred offering costs	380,875	350,000
Total Current Assets	386,795	350,825

Fixed Assets
Equipment, furniture and fixtures	679,415	679,415
Accumulated depreciation	(407,043)	(355,800)
Total Fixed Assets – net	272,372	323,615

Other assets	1,100	1,100

TOTAL ASSETS	$660,267	$675,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$159,292	$166,912
Loans and notes payable to related parties	295,500	155,500
Total Current Liabilities	454,792	322,412

TOTAL LIABILITIES	454,792	322,412

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,024,369 and 43,024,369 shares issued and outstanding	430,244	430,244
Additional paid in capital	6,564,278	6,520,724
Accumulated deficit	(6,789,047)	(6,597,840)
Total Stockholders' Equity	205,475	353,128
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$660,267	$675,540

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2016 (unaudited ) (as restated)	2015 (unaudited)	2016 (unaudited) (as restated)	2015 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	11,138	79,356	24,895	91,092
Marketing and promotion	2,511	19,566	6,687	19,566
General administration	71,011	63,648	106,886	101,397
Depreciation	25,621	25,768	51,243	49,119
Total operating expenses	110,281	188,338	189,711	261,174

Net loss from operations	(110,281)	(188,338)	(189,711)	(261,174)
Other income (expense)
Interest expense	(1,121)	(375)	(1,496)	(750)
Other income		63,144		63,144
Total other income (expense)	(1,121)	62,769	(1,496)	62,394

Net Loss	$ (111,402)	$ (125,569)	$ (191,207)	$ (198,780)

Basic and diluted loss per share	$ (.003)	$ (.003)	$ (.004)	$ (.005)
Weighted average number of
shares outstanding	43,024,369	38,708,508	43,024,369	38,423,426

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2014	-	$ -	36,628,860	$ 366,289	-	$ -	$ 5,098,470	$ (5,624,328)	$ (159,569)

Issuance of common shares for debt			1,200,000	12,000			288,000		300,000

Sale of common shares, net of offering costs			2,870,000	28,700			396,132		424,832

Issuance of common shares for services			2,325,509	23,255			558,122		581,377

Options issued as stock issuance costs							180,000		180,000

Net loss for the year ended December 31, 2015								(973,512)	(973,512)
Balances, December 31, 2015	-	-	43,024,369	$ 430,244	-	$ -	$ 6,520,724	$ (6,597,840)	$ 353,128

Issuance of options for services							43,554		43,554

Net loss for the six months ended June 30, 2016								$ (191,207)	$ (191,207)
	-	-	43,024,369	$ 430,244	-	$ -	$ 6,564,278	$ (6,789,047)	$ 205,475

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2016 (unaudited) (as restated)	2015 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(191,207)	$(198,780)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	51,243	49,119
Stock based compensation	43,554
Gain on cancelation of debt		(63,144)
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(7,620)	19,298
Net Cash Used by Operating Activities	(104,030)	(193,507)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(32,484)
Net Cash Used by Investing Activities	-	(32,484)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock	-	275,000
Deferred offering costs	(30,875)	-
Advances from related parties – net	140,000	33,500
Net Cash Provided by Financing Activates	109,125	308,500

Net increase (decrease) in cash and cash equivalents	5,095	82,509
Cash and cash equivalents, beginning of period	825	1,050
Cash and cash equivalents, end of period	$5,920	$83,559

Cash paid for Interest	$-	$-
Cash paid for taxes	$-	$-

Supplemental schedule of non-cash financing and investing activities:

February 2015 – issued 1,200,000 common shares as satisfaction of $300,000 of related party debt.
May 2015 – issued 2,000,000 common shares as prepaid salvage expense of $500,000
May 2016 – issued 250,000 options to purchase common shares, valued at $43,554

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of June 30, 2016, there were 5,824,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to June 30, 2016, the Company incurred losses of $ 6,789,047 .. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

During November 2015, the Company issued 149,600 common shares at $.25 per share for services

On May 25, 2016, the Company issued a three-year option to purchase 250,000 common shares at an exercise price of $0.25 per share.

NOTE H – WARRANTS AND OPTIONS

As of June 30, 2016, the Company had outstanding non-qualified options to purchase 5,824,000 shares of our common stock at any time prior to their expiration dates, with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the six months ended June 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2015	5,574,000	$ 0.25	1.0 years	$ -
Granted / Vested	250,000	$ 0.25	3.0 years	$ -
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – June 30, 2016	5,824,000	$ 0.25	1.75 years	$ -

Outstanding Exercisable – December 31, 2015	5,574,000	$ 0.25	1.0 years	$ -
Outstanding Exercisable – June 30, 2016	5,824,000	$ 0.25	1.75 years	$ -

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

For income tax purposes the Company has available a net operating loss carry-forward of approximately $ 6,790,000 from inception to June 30, 2016, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending December 31, 2013 through December 31, 2014 are open for inspection by both Federal and State Agencies.

NOTE J – RESTATEMENT

The Company is filing this Amendment No. 1 to reflect an increase in General administration expenses for the three and six months ended June 30, 2016, in the amount of $43,554 representing the fair value of a three-year option to purchase 250,000 shares of the Company’s common stock, issued to a new board member on May 25, 2016, previously unrecorded.

NOTE K - SUBSEQUENT EVENTS

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

We incurred general and administrative expenses of $ 71,011 for the three months ended June 30, 2016 as compared to $63,648 for the three months ended June 30, 2015, an increase of $ 7,636 ..  This increase in general and administrative costs is primarily a result of stock based compensation of $43,554, and is offset by a decrease in operations.

Other Income (Expense)

For the three months ended June 30, 2016, other income (expense) consisted only of interest expense of ($1,121) as compared to the three months ended June 30, 2015 which had interest expense of ($375) offset by other income from a gain on cancelation of debt in the amount of $63,144.

Net Losses

For the three months ended June 30, 2016, we incurred a net loss of $ 111,402 as compared to a net loss of $125,569 for the three months ended June 30, 2015.

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

We incurred general and administrative expenses of $ 106,886 for the six months ended June 30, 2016 as compared to $101,397 for the six months ended June 30, 2015, an increase of $ 5,489 ..   This increase in general and administrative costs is primarily a result of stock based compensation of $43,554, and is offset by a decrease in operations.

Other Income (Expense)

For the six months ended June 30, 2016, other income (expense) consisted only of interest expense of ($1,496) as compared to the six months ended June 30, 2015 which had interest expense of ($750) offset by other income from a gain on cancelation of debt in the amount of $63,144.

Net Losses

For the six months ended June 30, 2016, we incurred a net loss of $ 191,207 as compared to a net loss of $198,780 for the six months ended June 30, 2015.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: April 11, 2017	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)