Form 10-Q/A
period 2016-09-30
Endurance Exploration Group, Inc.
filed 2017-04-12
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 2

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

EXPLANATORY NOTE

Endurance Exploration Group, Inc. (the “Company”) is filing this Amendment No. 2 (the “Amendment No. 2”) to our Amended Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2016, filed January 18, 2017 (the “Amendment No. 1”) to reflect an increase in General administration expenses for the nine months ended September 30, 2016, in the amount of $43,554 representing the fair value of a three year option to purchase 250,000 shares of the Company’s common stock, issued to a new board member on May 25, 2016, previously unrecorded.

No changes have been made to the Original 10-Q/A, Amendment No. 1, other than the effects of this increase in expenses.  This Amendment speaks as of the date of the Amended Original 10-Q/A, Amendment No. 1, and does not reflect events that may have occurred after the date of the Amended Original 10-Q/A, Amendment No. 1, and does not modify or update in any way the disclosures made in the Amended Original 10-Q/A, Amendment No. 1, except as required to reflect the revision discussed above. This Amendment should be read in conjunction with the Amended Original 10-Q/A, Amendment No. 1, and with our filings with the SEC filed subsequent to the filing of the Amended Original 10-Q/A, Amendment No. 1.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016 (as restated)	2015
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,919	$825
Prepaid expenses	350,000	350,000
Total Current Assets	353,919	350,825

Fixed Assets
Equipment, furniture and fixtures	679,415	679,415
Accumulated depreciation	(432,664)	(355,800)
Total Fixed Assets – net	246,751	323,615

Other assets	1,100	1,100

TOTAL ASSETS	$601,770	$675,540

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$150,164	$166,912
Loans and notes payable to related parties	343,000	155,500
Total Current Liabilities	493,164	322,412

TOTAL LIABILITIES	493,164	322,412

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,024,369 and 43,024,369 shares issued and outstanding	430,244	430,244
Additional paid in capital	6,564,278	6,520,724
Accumulated deficit	(6,885,916)	(6,597,840)
Total Stockholders' Equity	108,606	353,128
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$601,770	$675,540

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2016 (unaudited	2015 (unaudited)	2016 (unaudited) (as restated)	2015 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	872	543,817	25,767	634,908
Marketing and promotion	9,716	21,969	16,403	41,535
General administration	59,910	157,023	166,796	258,421
Depreciation	25,621	24,567	76,864	73,686
Total operating expenses	96,119	747,376	285,830	1,008,550

Net loss from operations	(96,119)	(747,376)	(285,830)	(1,008,550)
Other income (expense)
Interest expense	(750)	(375)	(2,246)	(1,125)
Other income				63,144
Total other income (expense)	(750)	(375)	(2,246)	62,019

Net Loss	$ (96,869)	$ (747,751)	$ (288,076)	$ (946,531)

Basic and diluted loss per share	$ (.002)	$ (.018)	$ (0.007)	$ (.024)
Weighted average number of
shares outstanding	43,024,369	41,641,911	43,024,369	39,508,043

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock		Common Stock Issuable
	Shares	Amount	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2014	-	$ -	36,628,860	S366,289	-	$ -	$ 5,098,470	$ (5,624,328)	$ (159,569)

Issuance of common shares for debt			1,200,000	12,000			288,000		300,000

Sale of common shares, net of offering costs			2,870,000	28,700			396,132		424,832

Issuance of common shares for services			2,325,509	23,255			558,122		581,377

Options issued as stock issuance costs							180,000		180,000

Net loss for the year ended December 31, 2015								(973,512)	(973,512)
Balances, December 31, 2015	-	-	43,024,369	$ 430,244	-	$ -	$ 6,520,724	$ (6,597,840)	$ 353,128

Issuance of options for services							43,554		43,554

Net loss for the nine months ended September 30, 2016								$ (288,076)	$ (288,076)
	-	-	43,024,369	$ 430,244	-	$ -	$ 6,564,278	$ (6,842,362)	$ 108,606

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2016 (unaudited) (as restated)	2015 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (288,076)	$ (946,531)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	76,864	73,686
Stock based compensation	43,554
Gain on cancelation of debt	-	(63,144)
Changes in operating assets and liabilities:
Prepaid expenses	-	150,000
Accounts payable and accrued expenses	(16,748)	162,117
Net Cash Used by Operating Activities	(184,406)	(623,872)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(54,944)
Net Cash Used by Investing Activities	-	(54,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of stock	-	717,500
Advances from related parties - net	187,500	18,500
Net Cash Provided by Financing Activates	187,500	736,000

Net increase (decrease) in cash and cash equivalents	3,094	57,184
Cash and cash equivalents, beginning of period	825	1,050
Cash and cash equivalents, end of period	$ 3,919	$ 58,234

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of September 30, 2016, there were 5,824,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to September 30, 2016, the Company incurred losses of $ 6,885,916 .. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE H – WARRANTS AND OPTIONS

As of September 30, 2016, the Company had outstanding non-qualified options to purchase 5,824,000 shares of our common stock at any time prior to their expiration dates, with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the nine months ended September 30, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2015	5,574,000	$ 0.25	1.0 years	$ -
Granted / Vested	250,000	$ 0.25	2.75 years	$ -
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – September 30, 2016	5,824,000	$ 0.25	1.8 years	$ -

Outstanding Exercisable – December 31, 2015	5,574,000	$ 0.25	1.0 years	$ -
Outstanding Exercisable – September 30, 2016	5,824,000	$ 0.25	1.8 years	$ -

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

For income tax purposes the Company has available a net operating loss carry-forward of approximately $ 6,890,000 from inception to September 30, 2016, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending December 31, 2013 through December 31, 2014 are open for inspection by both Federal and State Agencies.

NOTE J – RESTATEMENT

The Company is filing this Amendment No. 2 to reflect an increase in General administration expenses for the nine months ended September 30, 2016, in the amount of $43,554 representing the fair value of a three-year option to purchase 250,000 shares of the Company’s common stock, issued to a new board member on May 25, 2016, previously unrecorded.

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

We incurred general and administrative expenses of $ 166,796 for the nine months ended September 30, 2016 as compared to $258,421 for the nine months ended September 30, 2015, a decrease of $ 91,625 ..  This decrease in general and administrative costs is a result of decreased operations.

Other Income (Expense)

For the nine months ended September 30, 2016, other income (expense) consisted only of interest expense of ($2,246) as compared to the nine months ended September 30, 2015 which had interest expense of ($1,125) offset by other income from a gain on cancelation of debt in the amount of $63,144.

Net Losses

For the nine months ended September 30, 2016, we incurred a net loss of $ 288,076 as compared to a net loss of $946,531 for the nine months ended September 30, 2015.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: April 12, 2017	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)