Form 10-K
period 2016-12-31
Endurance Exploration Group, Inc.
filed 2017-04-17
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X]

ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

[   ]

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55291

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2016 was approximately $2,451,620.

Number of common shares outstanding at March 10, 2017: 43,024,369

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

Carl Dilley, Director and Vice President, 10 hours per week.

Christine Zitman, Director, Secretary, Treasurer and CFO, 20 hours per week.

Guy Zajonc, Director and Vice President, 20 hours per week.

Keith Holloway, Vice President of Shareholder Communications, 30 hours per week.

Other Employees and Contractors

We utilize contract personnel for vessel operation during our survey periods, and intend to continue to use contract technicians to perform marine survey and recovery operations in the future. From time to time, we have or intend to hire other contractors, subcontractors and consultants to perform specific services.  Two individuals who joined our Board of Directors in January 2014 are engaged in various capacities by us as independent contractors.  See “Item 11 – Executive Compensation - Compensation” and “Employment Agreements” below.

Project Operations

Research

During the Colonial period (1500-1850), the world economy was highly dependent on the physical transportation of bullion coinage, precious metals and high-value non-ferrous metals. A small percentage of shipping during this period was lost to storm, fire, acts of war, natural disasters and other causes, both known and unknown. The administration of this economic system required state-level bureaucratic oversight and record-keeping. Many of these historic records are available in publications, libraries, archives and digitized formats in depositories around the world. Though many records have been lost to time, enough remain to create in-depth, credible project profiles for potential excavation targets.

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

Recovery

Once a target is positively identified, excavation and recovery operations will begin using our “Shackleton 1” light-work class ROV system, or other chartered ROV systems.  Shackleton 1 can document the site using sonar, still and motion-picture imagery. It will then be used for any necessary excavation, as well as coinage, bullion and/or other recovery operations.

Post-Recovery Conservation

Coinage, precious metals and non-ferrous metals typically require a minimum amount of post-recovery conservation. In order to preserve the value of the recovered cargo, we plan to have an on-site facility capable of properly storing and transporting all recovered coinage, precious metals and non-ferrous metals to definitive and final conservation and storage prior to sale.

Sales

We intend to recover coinage and bullion precious metals, including but not limited to gold and silver. We believe that bullion metals, numismatically-graded coinage and non-graded coinage have significant value in the collector market. We intend to sell to existing independent coin dealers as well as directly to the collector and consumer market through the internet.

Current & Ongoing Projects

Project “Connaught” - Research Summary

The Connaught was a steam-powered packet ship, part of a fast and indispensable transatlantic communication link, the perfect vessel to rapidly ferry mails and passengers between Britain and the United States. Large for her time, she was a side-wheel steamer constructed almost entirely of iron.

On her last voyage in 1860, the Connaught left Great Britain, bound for the United States. She carried several dozen first-class passengers, more than 400 steerage passengers and a full crew of nearly 130. The Connaught also disembarked with a cargo of gold coins, and the Captain assumed an uneventful voyage

According to reports, when heavy seas set in, the Connaught began to roll heavily. Though the initial problem was temporarily fixed, 12 hours later the same roll started again. Making matters worse, fire broke out. Buckets and pumps were manned, but the water rose rapidly and extinguished the furnaces, rendering the ship immobile. The fire quickly spread, driving the passengers above decks.

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

Given the task list and the short weather window that we can work in the North Atlantic, we intend to resume our salvage operations in summer of 2017.  The cost of recovering the cargo of the Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the Connaught.

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

We believe this shipwreck lies at a depth of between 500 to 3000 meters of water.

Project “Black Marlin” – Current Status

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean. The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for the location and recover the “Black Marlin” and her silver cargo.  We are currently pursuing an option to extend the existing contract, however, there can be no assurances that we will be granted an extension. Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%). The Company needs additional working capital to undertake the search for the “Black Marlin.” There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to  search for, or recover  the “Black Marlin.”

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

Project “Black Marlin” – Targets of Opportunity “Wahoo” and “Dolphin”

As part of discussions pertaining to project “Black Marlin,” we have learned of two shallow-water “targets of opportunity” within the same territorial waters as the “Black Marlin.” Believed to be English East Indiaman, these wrecks (code-named “Dolphin” and “Wahoo”) remain unidentified at this time. Until these wrecks are identified, it will not be possible to generate any estimate on the potential value, if any. We expect to begin operations on these wrecks in conjunction with the “Black Marlin” in mid-2017.

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

While we have been in business since 2006 and have located what we believe to be viable shipwrecks, we have not yet been able to recover any valuables from those wrecks.  Thus, potential investors have no way to evaluate the likelihood that we will be successful in our efforts to monetize lost shipwrecks.  You should be aware of the difficulties normally encountered by similar companies and the high rate of failure of such enterprises.  The search for shipwrecks as a business is inherently risky.  We may not be able to recover valuables from shipwrecks and then monetize those assets to have a commercially viable enterprise.  In such a case, we may be unable to continue operations, and you could lose your entire investment.

We have a limited operating history with a history of losses and expect losses to continue for the foreseeable future.

We have yet to establish any history of profitable operations.  We have not generated any revenues since January 19, 2006 (inception) and do not anticipate that we will generate revenues which will be sufficient to sustain our operations in the near future.  Unless and until we are able to generate revenues, we will continue to sustain losses.

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

As changes in our business environment occur, we may need to adjust our business strategy to meet these changes or we may otherwise find it necessary to restructure our operations or assets.  When these changes or events occur, we may incur costs to change our business strategy and may need to write down the value of assets.  In any of these events our costs may increase, and we may have significant charges associated with the write-down of assets.

We will continue to experience losses from planned operations.

We have experienced a net loss in every fiscal year since our inception.  Even if we do generate operating income in the future, subsequent developments in our industry, business or cost structure, or events such as uninsured or underinsured losses or litigation may cause us to experience operating losses.  We may not become profitable in the future.

We are subject to macroeconomic and other factors beyond our control as well as the business, financial, operating and other risks of developing companies, all of which may adversely affect our financial results and growth.

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

•

spending cash and incurring debt;

•

assuming contingent liabilities; and

•

creating additional expenses.

We may not be able to identify opportunities or complete transactions on commercially reasonable terms or at all, or that we will actually realize any anticipated benefits from such acquisitions, investments, or alliances.  Similarly, we cannot assure you that we will be able to obtain financing for acquisitions or investments on attractive terms or at all, or that the ability to obtain financing will not be restricted by the terms of a revolving credit facility or other indebtedness we may incur.

The success of any such acquisitions or investments will also depend, in part, on our ability to integrate the acquisition or investment with our existing operations.  We may experience difficulty with integrating acquired businesses, or other assets, including difficulties relating to:

•

coordinating sales, distribution and marketing functions;

•

integrating technology information systems; and

•

preserving the important licensing, distribution, marketing, customer, labor, and other relationships of the acquired assets.

In addition, any such acquisitions, investments, or alliances could demand significant attention from our management that would otherwise be available for our regular business operations, which could harm our business.

We may be unsuccessful in raising the necessary capital to fund operations and capital expenditures.

Our ability to generate cash flow is dependent upon our ability to find, excavate, and monetize the cargo of shipwrecks.  We cannot guarantee that the sales of the recovered cargo and/or related products and other available cash sources will generate sufficient cash flow to meet our overall cash requirements.  If cash flow is not sufficient to meet our business requirements, we will be required to raise additional capital through other financing activities.  Success in raising necessary funds is not guaranteed.

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

The success of any marine salvage project is highly dependent on background research and data.  Background research and data-gathering may prove to be imprecise, misleading, incomplete, and/or unreliable.  This data and research is further affected by the interpretation process due to factors such as analyst misinterpretations, erroneous calculations, and/or translation errors.

Operations may be hindered by natural hazards and weather patterns.

Marine salvage operations are inherently technologically challenging and may be delayed, suspended or aborted due to weather, sea conditions, or other natural hazards.  Operations may be dependent on both predictable and unpredictable seasonal weather cycles.  We may not be able to logistically begin, continue, or complete operations during favorable weather conditions.  Both predictable and unpredictable weather events, including but not limited to storms, cyclones, hurricanes, typhoons and tsunamis, may delay, suspend, or cause us to abort particular salvage operations.

We may discover a commercially exploitable shipwreck cargo but be unable to successfully recover the cargo.

If our search program is successful in discovering a commercially exploitable cargo, we may require additional funds in order to advance operations into commercial recovery.  In such an event, we may be unable to obtain the funds, equipment, and/or personnel in order to continue operations, and we may be unable to generate revenues.

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

We may not have sufficient insurance coverage

Our business could be impaired by the occurrence of uninsured or underinsured events.  We have obtained and plan to maintain insurance policies to protect us against certain, but not all, risks related to our operations.  This insurance is to be maintained in amounts that Management believes are reasonable depending upon the circumstances surrounding each identified risk.  For some risks, Management may elect not to have insurance because of the high premiums associated with insuring those risks or for various other reasons.  In other cases, insurance may not be available.  Occurrence of events for which we are not insured or underinsured may affect our cash flow and overall profitability.

Risks Related To Ownership of Our Securities

The market price of our common stock can be volatile, leading to the possibility of its value being depressed at a time when you are able to sell your holdings.

The market price of our common stock is highly volatile and subject to wide fluctuations in response to a number of factors that are beyond our control, including, but not limited to:

•

variations in our revenues and operating expenses;

•

actual or anticipated changes in the estimates of our operating results or changes in stock market analyst recommendations regarding our common stock, other comparable companies or our industry generally;

•

market conditions in our industry, the industries of our customers and the economy as a whole;

•

actual or expected changes in our growth rates or our competitors’ growth rates;

•

developments in the financial markets and worldwide or regional economies;

•

announcements of innovations or new products or services by us or our competitors;

•

announcements by the government relating to regulations that govern our industry;

•

sales of our common stock or other securities by us or in the open market; and

•

changes in the market valuations of other comparable companies.

In addition, if the stock market in general experiences loss of investor confidence, the trading price of our common stock could decline for reasons unrelated to our business, financial condition or operating results.  The trading price of our shares of common stock might also decline in reaction to events that affect other companies in our industry, even if these events do not directly affect us.  Each of these factors, among others, could harm the value of your investment.  In the past, following periods of volatility in the market, securities class-action litigation has often been instituted against companies.  Such litigation, if instituted against us, could result in substantial costs and diversion of management’s attention and resources, which could materially and adversely affect our business, operating results, and financial condition.

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

We are subject to penny stock regulations and restrictions and you may have difficulty selling shares of our common stock, even when legally eligible to do so.

The SEC has adopted regulations which generally define so-called “penny stocks” to be an equity security that has a market price less than $5.00 per share, subject to certain exemptions.  As our common stock is a “penny stock,” it is subject to Rule 15g-9 under the Exchange Act, the so called “Penny Stock Rule.”  This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and “accredited investors” (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses).  For transactions covered by the Penny Stock Rule, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser’s written consent to the transaction prior to sale.  As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

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

Our management, Micah Eldred and Carl Dilley, own a significant majority of our voting shares and their interests may differ from those of our other shareholders.

Micah Eldred and Carl Dilley, and their affiliated entities, own approximately 45.08% and 23.87% of our issued and outstanding shares of common stock, respectively, and they will have significant influence over the outcome of matters that require shareholder approval, including election of directors and, accordingly, over our business and corporate matters.  They may exercise their voting rights in ways that they believe is in their best interests, which may conflict with the interest of our other shareholders.

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

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2016, there are no material, pending legal proceedings (other than ordinary routine litigation incidental to our business, if any) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2016	December 31	$0.30	$0.20
2016	September 30	$0.45	$0.30
2016	June 30	$0.44	$0.22
2016	March 31	$0.44	$0.20
2015	December 31	$0.60	$0.15
2015	September 30	$1.00	$0.41
2015	June 30	$1.00	$0.21
2015	March 31	$0.57	$0.10

As of December 31, 2016 there were 426 active shareholders of record. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

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

Warrants and Options

As of December 31, 2016, we had issued non-qualified options to purchase 5,000,000 shares of our common stock at any time prior to December 15, 2017, with an exercise price of $0.25 per share, non-qualified  warrants to purchase 574,000 shares of our common stock at any time prior to December 22, 2025, with an exercise price of $0.25 per share, and non-qualified warrants to purchase 250,000 shares of our common stock at any time prior to May 25, 2019, with an exercise price of $0.25 per share.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our equity securities could be issued as of December 31, 2016:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders(1)	5,250,000	$ 0.25	1,750,000
Totals	5,250,000	$ 0.25	1,750,000

(1)	Includes shares of our common stock authorized for awards under the 2014 Non-qualified Stock Option Plan.

Our Board of Directors adopted the 2014 Non-qualified Stock Option Plan on December 31, 2013.  The Plan will terminate on December 31, 2017, unless earlier terminated by the Board.  Under the Plan, 7,000,000 shares of common stock are reserved for issuance to non-employee directors, officers, employees, consultants and advisors.  The terms of each option award will be determined by the Board, or a duly appointed board committee, provided that no employee may receive options to purchase more than 5 million shares under the Plan, the exercise price must be at least equal to the fair market value of a share of common stock (as defined in the Plan) on the date of grant, and no option may be exercisable more than 10 years after the date of grant.  Shares awarded under the Plan may be from authorized and unissued shares or treasury shares.

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

All of the foregoing shares issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable, because we are a smaller reporting company.

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

Results of Operations

The following information represents our results of operations for the years ended December 31, 2016 and 2015.

Revenue

Since inception through December 31, 2016, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $51,655 for the year ended December 31, 2016 as compared to $698,849 for the year ended December 31, 2015, a decrease of $647,194.  The primary reason for this decrease is a result of the decreased spending on salvage operations, and the fact that $581,377 of stock based compensation was included in this category of expenses for the year ended December 31, 2015.

We incurred marketing and promotion expenses of $18,680 for the year ended December 31, 2016 as compared to $52,737 for the year ended December 31, 2015, a decrease of $34,057.  This decrease is primarily due to a decrease in both advertising and travel expenses.

We incurred $43,554 in stock based compensation for the year ended December 31, 2016 as compared to $581,377 for the year ended December 31, 2015, a decrease of $537,823.  The primary reason for this decrease is the decrease in stock based compensation issued to the salvage contractors.

We incurred general and administrative expenses of $202,524 for the year ended December 31, 2016 as compared to $184,539 for the year ended December 31, 2015, an increase of $17,985.  The general and administrative costs consist primarily of legal and professional fees, as well as the stock based compensation of $43,554 included in this category of expenses for the year ended December 31, 2016.

The Company did not have any other income for the year ended December 31, 2016 as compared to the year ended December 31, 2015 which consisted of cancellation of debt income in the amount of $63,144.

Net Losses

For the year ended December 31, 2016, we incurred a net loss of $378,640 as compared to $973,512 for the year ended December 31, 2015.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of December 31, 2016, we had $2,523 in cash.

Net cash used by operating activities was $235,802 for the year ended December 31, 2016.

Net cash used by investing activities was $0 for the year ended December 31, 2016.

Net cash provided by financing activities was $237,500 for the year ended December 31, 2016, which consisted completely of funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

During the year ended December 31, 2016, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $237,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2016, the full amount of these advances totaling 333,000 was forgiven as additional contributed capital.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements.  Our capital requirements for 2017 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Research and Development

For the years ended December 31, 2016 and 2015, we incurred expenses for research consultants and travel of $2,462 and $14,758.

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

Expected Life In Years	5.5
Risk-free Interest Rates	.990%
Volatility	133.77%
Dividend Yield	0%

We used the following Black-Scholes assumptions in arriving at the fair value of options granted on May 25, 2016:

Expected Life In Years	2.0
Risk-free Interest Rates	1.080%
Volatility	144.64%
Dividend Yield	0%

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENDURANCE EXPLORATION GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Green & Company, CPAs
A PCAOB Registered Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors and Stockholders

Endurance Exploration Group, Inc.

We have audited the accompanying consolidated balance sheets of Endurance Exploration Group, Inc. as of December 31, 2016 and 2015, and the related consolidated statement of operations, stockholders’ equity and cash flows for the years ended December 31, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Endurance Exploration Group, Inc. as of December 31, 2016 and 2015, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

Green & Company, CPAs

Green & Company, CPAs

Temple Terrace, Florida

April 17, 2017

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2016	2015
ASSETS
Current Assets
Cash and cash equivalents	$ 2,523	$ 825
Prepaid expenses	-	350,000
Total Current Assets	2,523	350,825

Fixed Assets
Equipment, furniture and fixtures	679,415	679,415
Accumulated depreciation	(458,285)	(355,800)
Total Fixed Assets - net	221,130	323,615
Other assets	350,000	1,100

TOTAL ASSETS	$ 573,653	$ 675,540

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 149,013	$ 166,912
Loans and notes payable to related parties	-	155,500
Total Current Liabilities	149,013	322,412

TOTAL LIABILITIES	149,013	322,412

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,024,369 shares issued and outstanding	430,244	430,244
Additional paid in capital	6,970,876	6,520,724
Accumulated deficit	(6,976,480)	(6,597,840)
TOTAL STOCKHOLDERS’ EQUITY	424,640	353,128
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 573,653	$ 675,540

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015

Revenues	$ -	$ -

Operating Expenses
Operations and research	51,955	698,849
Marketing and promotion	18,680	52,737
General and administrative	202,524	184,539
Depreciation	102,485	99,031
Total operating expenses	375,644	1,035,156

Net loss from operations	(375,644)	(1,035,156)

Non-operating activity
Other income	-	63,144
Interest expense	(2,996)	(1,500)
Net loss	$ (378,640)	$ (973,512)
Basic and diluted loss per share	$ (0.01)	$ (0.02)
Weighted average number of shares outstanding	43,024,369	40,381,644

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2014	-	$ -	36,628,860	$ 366,289	$ 5,098,470	$ (5,624,328)	$ (159,569)

Issuance of common shares for debt			1,200,000	12,000	288,000		300,000

Sale of common shares net of offering cost			2,870,000	28,700	396,132		424,832

Issuance of common shares for services			2,325,509	23,255	558,122		581,377

Options issued as stock issuance costs					180,000		180,000

Net loss for the year ended December 31, 2015						(973,512)	(973,512)
Balances, December 31, 2015	-	$ -	43,024,369	$ 430,244	$ 6,520,724	$ (6,597,840)	$ 353,128

Contributed capital from related party debt forgiveness					406,598		406,598

Issuance of options for services					43,554		43,554

Net loss for the year ended December 31, 2016						(378,640)	(378,640)
Balances, December 31, 2016	-	$ -	43,024,369	$ 430,244	$ 6,970,876	$ (6,976,480)	$ 424,640

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2016	For the Year Ended December 31, 2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (378,640)	$ (973,512)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	102,485	99,031
Stock based compensation	43,554	581,377
Gain on cancelation of debt	-	(63,144)
Changes in operating assets and liabilities:
Prepaid expenses	-	(350,000)
Other assets	1,100	-
Accounts payable and accrued expenses	(4,301)	42,135
Net Cash Used by Operating Activities	(235,802)	(664,113)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment	-	(54,944)
Net Cash Used by Investing Activities	-	(54,944)

CASH FLOWS FROM FINANCING ACTIVITIES:
Sale of Stock	-	717,500
Offering costs	-	(112,668)
Advances from related parties - net	237,500	114,000
Net Cash Provided by Financing Activates	237,500	718,832

Net increase (decrease) in cash and cash equivalents	1,698	(225)
Cash and cash equivalents, beginning of period	825	1,050
Cash and cash equivalents, end of period	$ 2,523	$ 825

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental schedule of non-cash financing and investing activities:

• February 2015 – issued 1,200,000 common shares as satisfaction of $300,000 or related party debt
• May 2015 – issued 2,000,000 common shares as prepaid salvage expense of $500,000
• May 2016 – issued 250,000 options to purchase common shares, valued at $43,554
• December 2016 – related parties forgave debt of $393,000 and accrued interest of $13,598 for a total of $406,598 which has been treated as a capital contribution

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of December 31, 2016.

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

Subsequent Events

The Company has evaluated subsequent events through the filing of this Form 10-K, to assess the need for potential recognition or disclosure in this report. Based upon this evaluation, management determined that all subsequent events that require recognition in the financial statements have been included.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of December 31, 2016 and 2015, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). As of December 31, 2016, there were 5,824,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2016, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2016 through the date these financial statements were issued.

NOTE B – GOING CONCERN MATTERS

The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. As shown in the accompanying financial statements for the period January 19, 2006 (date of inception) to December 31, 2016, the Company incurred losses of $6,976,480. The Company has minimal liquid assets. These factors, among others, indicate that the Company will be unable to continue as a going concern for a reasonable period of time.

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

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc., a related party, to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During the year ended December 31, 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of December 31, 2016, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in other assets.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at December 31, 2015 and 2014:

	December 31,	December 31,
	2016	2015

Vessels and equipment	$ 665,323	$ 665,323
Computers and peripherals	14,092	14,092
	679,415	679,415
Less: Accumulated depreciation	(458,285)	(355,800)
Fixed Assets - net	$ 221,130	$ 323,615

Depreciation expense was $102,485 and $99,031 for the years ended December 31, 2016 and 2015 respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at December 31, 2016 and 2015 as detailed below are summarized as follows:

	December 31, 2016	December 31, 2015

Notes payable – related parties	$-	$60,000
Advances from related parties	-	95,500
	$-	$155,500

On December 31, 2013, the Company completed the purchase of 100% of the membership interests of Endurance Exploration Group, LLC (“Endurance LLC”), from its members, Micah Eldred and Carl Dilley, in exchange for 20,550,539 shares of the Company’s common stock, valued at $0.0186 per share, based upon the net book value of the assets of Endurance LLC, $381,173 as of December 31, 2013.

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  As of December 31, 2016, the full balance of the note plus accrued interest, totaling $73,598 was forgiven by Micah Eldred as additional contributed capital.

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2016 or 2015.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with EDGAR, XBRL and Proxy services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2016 or 2015.

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

During the year ended December 31, 2016, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $237,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2016, the full amount of these advances totaling 333,000 was forgiven as additional contributed capital.

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

NOTE H – WARRANTS AND OPTIONS

As of December 31, 2016, the Company had outstanding non-qualified options to purchase 5,824,000 shares of our common stock at any time prior to their expiration dates with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the year ended December 31, 2016:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2016	5,574,000	$0.25	1.0 years	$0.10
Granted / Vested	250,000	0.25	3.0 years	-
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – December 31, 2016	5,824,000	$0.25	2.0 years	$0.05

Outstanding Exercisable – January 1, 2016	5,574,000	$0.25	1.0 years	$0.10
Outstanding Exercisable – December 31, 2016	5,824,000	$0.25	2.0 years	$0.10

NOTE I – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $6,932,926 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss will start to expire in the year ended January 31, 2026.  Due to discontinuing operation in June 2008 and the change in ownership, restrictions may apply.

The components of the net deferred tax asset at December 31, 2015 and December 31, 2014 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2016	2015

Net Operating Losses	$ 6,976,480	$ 6,597,840
Statutory Tax Rate	35%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	2,441,768	2,309,244
Valuation Allowance	(2,441,768)	(2,309,244)
Net Deferred Tax Asset	$ -	$ -

The tax years ended December 31, 2013, 2014 and 2015 are open for audit by both federal and state taxing authorities.

NOTE J – SUBSEQUENT EVENTS

Effective January 9, 2017, Endurance Exploration Group, Inc. (“EXPL”) through a newly formed, wholly owned subsidiary, EXPL SWORDFISH, LLC, has entered into a joint-venture agreement (“Agreement”)) with Deep Blue Exploration, LLC, dba Marex (“Marex”), a company controlled by veteran salvor, Hebert (“Herbo”) Humphreys.

Pursuant to the Agreement, Marex has agreed to contribute to the joint venture certain shipwreck research files, sonar and other subsea survey data, navigational data, artifacts, and assistance relating to a number of shipwreck and suspected shipwreck targets located in international waters off the Southeast coast of the United States.  EXPL has agreed to further survey and inspect the shipwreck and suspected shipwreck targets, and if deemed appropriate, take actions necessary to salvage the shipwreck targets.

The economic terms of the Agreement call for EXPL to provide the funding for the further inspection, salvage and operations of the joint venture.  Any revenues from the JV will be split 90% first to EXPL and 10% to Marex until EXPL receives 2 times its costs and investments returned, and then a 50% split to both EXPL and Marex respectively.

The joint venture is expected to terminate in two years, unless extended by mutual agreement between the parties.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2016, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

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

Management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Officers and Directors

Name	Age	Position
Micah Eldred	48	Director, President, Chief Executive Officer
Carl Dilley	61	Director and Vice President
Christine Zitman	48	Director, Chief Financial Officer, Secretary and Treasurer
Guy M. Zajonc	63	Director
Steve Saint Amour	51	Director
Ermanno Santilli	47	Director

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

Christine Zitman has served as a Director, our Chief Financial Officer and Secretary/Treasurer since January 2013. Ms. Zitman has served as Chief Financial Officer of Endeavour Cooperative Partners, LLC and its subsidiaries since joining the company in March of 2006. Christine is responsible for oversight of day to day financial operations including but not limited to providing timely, accurate, and compliant financial data.  She is responsible for all financial reporting functions of Endeavour and its subsidiaries. She is also involved in the marketing process to increase our client base of our affiliated financial services companies. Christine received a Bachelor of Science in Accounting from St Francis College in New York City in 1994.

Guy M. Zajonc has served as a Director since January 2014.  He is currently President and CEO of Five by Five Media, Inc. (2008 to present).  He served as Senior Manager and General Counsel to Odyssey Marine Exploration, Inc. (2003 to 2006).  At Odyssey, he helped manage marine operations, helped build the research department, located and hired the researchers that were directly responsible for the location of the Mercedes, HMS Victory and the Gairsoppa.  A graduate of Gonzaga University Law School and a member of the Washington State Bar since 1978, (retired 2010) Mr. Zajonc has participated in a number deep and shallow water projects since 1995, some of which are listed below:

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

6.

SS Republic.  In August 2003 Mr. Zajonc joined Odyssey Marine Exploration, Inc.’s senior management team as General Counsel and was initially responsible for onshore support of Marine Operations. In November 2003 gold was discovered on the wreck of the SS Republic in 1,600 feet of water. Over 51,000 gold and silver coins and 13,000 artifacts have been recovered with an estimated value of $75 million USD.

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

Steve Saint Amour has served as a Director since January 2014.  He has been involved in the subsea industry for over 28 years and is recognized as an authority in the field of aviation and marine casualty investigations. He is an active member of the International Society of Air Safety Investigators (ISASI) and the Society of Naval Architects and Marine Engineers (SNAME) and routinely writes articles and conducts seminars on behalf of these and other professional organizations.

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

“Search for the USS Indianapolis” produced by Discovery Channel.

“USS Monitor” produced by the History Channel.

Over a 14-year period, Mr. Saint Amour was a voting shareholder and served on the Board of Directors of Phoenix International Inc.  In 2007, Mr. Saint Amour sold his ownership interest of Phoenix International Holdings, Inc. to an Employee Stock Ownership Program (ESOP).

Mr. Saint Amour has worked in virtually every aspect of the subsea industry as a commercial diver, ROV technician, pilot and project manager for various major diving and ROV service providers including Taylor Diving, Subsea, Inc. Sonsub, Inc. Eastport International, Inc. and Oceaneering Technologies, a division of Oceaneering International, Inc.

Ermanno Santilli was appointed as Director on April 29, 2016. He has been the Chief Executive Officer of MagneGas (NASDAQ:MNGA) Corporation since June 15, 2012 and served as its Interim President from June 10, 2013 until April 19, 2016. Mr. Santilli served as an Executive Vice President of International Relations at MagneGas Corporation since March 2009 until June 15, 2012. Mr. Santilli oversees all international business development, including customer acquisition, marketing, public relations, contract negotiation and distributor relationship management. Mr. Santilli was employed by Ingersoll Rand Company from March 2008 to April 2009, he served as Vice President of Climate Control Business, Global Rail and Aftermarket. He managed sales, business development, product management, and warehousing and dealer development with indirect procurement, manufacturing and engineering. Mr. Santilli also drove development of new business and rail markets in Australia and India. From March 2006 to February 2008, Mr. Santilli served as Vice-President of Climate Control Aftermarket EMEA at Ingersoll Rand Company. He was responsible for business development, product management, warehousing, procurement, engineering and dealer development with indirect sales. From December 2003 to February 2006, Mr. Santilli served as Vice-President of Customer Relations for Climate Control EMEA at Ingersoll Rand Company. He had operational responsibility for customer satisfaction for customers with total sales aggregating over 1 billion dollars. He served as the Chairman of the Board at MagneGas Corporation and has been its Director since June 21, 2012. Mr. Santilli earned an MBA from Indiana University in 2007 and a B.S. degree in Operations and Strategic Management from Boston College in 1991. Current appointments: CEO & President MagneGas Corp (NASDAQ: MNGA), Executive Advisor QFactory33, Board Advisor Guardian Angels Catholic School and Board Advisor Posimoto Changing Faces.

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

Director Independence

The Board had no independent Directors during 2016.

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

Section 16(a) Beneficial Ownership Compliance Reporting

Section 16(a) of the Securities Exchange Act of 1934 (the “Exchange Act”) requires our officers and directors, as well as those persons who own more than 10% of our common stock, to file reports of ownership and changes in ownership with the SEC. These persons are required by SEC rule to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2016 with the reporting requirements of Section 16(a) of the Exchange Act.

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our President and Chief Executive Officer, our Treasurer, and the three most highly compensated executive officers who served at the end of the fiscal years December 31, 2016 and 2015. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micah Eldred President and CEO	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley Vice President	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christine Zitman Secretary and Treasurer	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2015	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Guy M. Zajonc Vice President – Business Development	2016	0	-0-	-0-	-0-	-0-	-0-	-0-	60,000
	2015	60,000	-0-	-0-	-0-	-0-	-0-	-0-	60,000

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

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards held by the named executive officers and outstanding at December 31, 2016.  All of the options listed were granted on December 31, 2013, and were exercisable in full as of the date of grant.

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

Compensation of Directors

During 2016, our Directors, who also served as our officers, were not separately compensated for their service as Directors. Their compensation is reflected in the Summary Compensation Table above. Our directors currently serve without compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Management deemed the value of these services to be immaterial.  Cash or equity compensation for our directors may be authorized in the future.

Board of Directors and Committees

As of December 31, 2016, our Board of Directors consisted of Micah Eldred, Carl Dilley, Christine Zitman, Guy M. Zajonc, Steve Saint Amour and Ermano Santilli.  The Board has not appointed any committees.

Employment Agreements

As of December 31, 2016, we had no employment agreements with any of our Directors or Officers.  Mr. Zajonc has acted as a consultant to Endurance since its original incorporation in January of 2006 until January 1, 2014 without compensation.  On December 31, 2013, Mr. Zajonc was granted an option to purchase 500,000 shares of our common stock prior to December 15, 2015, at an exercise price of $.25 each.  Commencing January 2014, we agreed to pay Mr. Zajonc a monthly consulting fee of $5,000 per month.  In connection with his appointment as Vice President of Business Development in September 2014, it was agreed that Mr. Zajonc would serve in such capacity for no additional compensation.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2016, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Micah Eldred, President, CEO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	20,915,815 (2)	43.04%
Carl Dilley, Director, Vice President 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	11,500,924 (2)	23.67%
Christine Zitman, Secretary, Treasurer, CFO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,003,092 (2)	4.12%
Guy Zajonc 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	1,069,751 (3)	2.20%
Steven Saint Amour 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,450,000 (4)	5.04%
Ermanno Santilli 15500 Roosevelt Blvd., Suite 301 Clearwater, FL 33760	250,000 (5)	0.51%
Keith Holloway 15500 Roosevelt Blvd., Suite 301 Clearwater, FL 33760	100,000 (6)	0.21%
All Directors and Officers as a Group (Seven persons)	38,289,588	78.79%

(1)  Based upon 43,024,369 shares issued and outstanding as of December 31, 2016.  Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)  Includes 1,000,000 stock options exercisable until December 31, 2017 at a price of $0.25 per share, for each of Micah Eldred, Carl Dilley and Christine Zitman.

(3)  Includes 500,000 stock options exercisable until December 31, 2017 at a price of $0.25 per share.

(4)  Includes 250,000 stock options exercisable until December 31, 2017 at a price of $0.25 per share.

(5) Includes Options to purchase 250,000 shares at $0.25 per share.

(6) Shares beneficially held by spouse, Susan Holloway.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  As of December 31, 2016, the full balance of the note plus accrued interest, totaling $73,598 was forgiven by Micah Eldred as additional contributed capital.

The Company has entered into a contract with Island, which is owned and controlled by Endeavour, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2016 or 2015.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2016 or 2015.

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

As stated in Item 4 – Security Ownership of Certain Beneficial Owners and Management, Micah Eldred beneficially controls 43.74% of the Company.  The basis for this beneficial control includes the direct ownership of 19,913,356 common shares, the joint ownership with his spouse of 2,459 common shares, indirect ownership of 340,000 common shares through a controlling interest in Endeavour Cooperative Partners and the direct ownership of 1,000,000 stock options exercisable through December 31, 2017.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, we assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  As of December 31, 2016, the full balance of the note plus accrued interest, totaling $73,598 was forgiven by Micah Eldred as additional contributed capital.

We have entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as our transfer agent.  It did not charge us for its services during 2016 or 2015.

We have entered into a contract with Proxy & Printing LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide us with printing and other services relating to our filings with the SEC.  It did not charge us for its services during 2016 or 2015.

Other than as described above, we have not entered into any transactions with our officers, Directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since January 1, 2012, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years. It is anticipated that we will continue to borrow from Endeavour Cooperative Partners and its subsidiaries in 2017 to meet our cash needs.  It is anticipated that the terms of such borrowings will be more favorable than we could obtain from independent third parties, and that we may enter into additional agreements with Endeavour to allow us to repay such indebtedness in shares of common stock.

Director Independence

The Board had no independent Directors during 2016.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, and any other fees billed for other services rendered by them during these periods.

	Year Ended December 31, 2016	Year Ended December 31, 2015
Audit fees	$24,000	$24,500
Audit-related fees	3,750	3,750
Tax fees	-	-
All other fees	-	-
Total	$27,750	$28,250

Since our inception, our Board of Directors, performing the duties of an audit committee, reviews all audit and non-audit related fees at least annually. The Board of Directors pre-approved all audit related services in fiscal years 2016 and 2015.

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, this 17th day of April 2017.

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

/s/ Micah Eldred	Date: April 17, 2017
Micah Eldred
Director, Chief Executive Officer and President
/s/ Christine Zitman	Date: April 17, 2017
Christine Zitman
Director, Chief Financial Officer, Secretary, Treasurer
/s/ Carl Dilley	Date: April 17, 2017
Carl Dilley
Director and Vice President
/s/ Guy Zajonc	Date: April 17, 2017
Guy Zajonc
Director