Form 10-Q
period 2017-06-30
Endurance Exploration Group, Inc.
filed 2017-08-11
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2017

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

As of August 11, 2017, the registrant had 43,024,369 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$ 5,371	$ 2,523
Total Current Assets	5,371	2,523

Fixed Assets
Equipment, furniture and fixtures	693,220	679,415
Accumulated depreciation	(506,826)	(458,285)
Total Fixed Assets – net	186,394	221,130

Other assets	350,000	350,000

TOTAL ASSETS	$ 541,765	$ 573,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 137,628	$ 149,013
Loans and notes payable to related parties	197,500	-
Total Current Liabilities	335,128	149,013

TOTAL LIABILITIES	335,128	149,013

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,024,369 and 43,024,369 shares issued and outstanding	430,244	430,244
Additional paid in capital	6,970,876	6,970,876
Accumulated deficit	(7,194,483)	(6,976,480)
Total Stockholders' Equity	206,637	424,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$ 541,765	$ 573,653

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2017 (unaudited)	2016 (unaudited)	2017 (unaudited)	2016 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	39,119	11,138	53,965	24,895
Marketing and promotion	15,476	2,511	27,864	6,687
General administration	40,188	71,011	87,633	106,886
Depreciation	22,920	25,621	48,541	51,243
Total operating expenses	117,703	110,281	218,003	189,711

Net loss from operations	(117,703)	(110,281)	(218,003)	(189,711)
Other income (expense)
Interest expense	-	(1,121)	-	(1,496)
Total other income (expense)	-	(1,121)	-	(1,496)

Net Loss	$ (117,703)	$ (111,402)	$ (218,003)	$ (191,207)

Basic and diluted loss per share	$ (.003)	$ (.003)	$ (0.005)	$ (.004)
Weighted average number of
shares outstanding	43,024,369	43,024,369	43,024,369	43,024,369

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2015	-	-	43,024,369	$ 430,244	$ 6,520,724	$ (6,597,840)	$ 353,128

Contributed capital from related party debt forgiveness					406,598		406,598

Issuance of options for services					43,554		43,554

Net loss for the year ended December 31, 2016						(378,640)	(378,640)
Balances, December 31, 2016	-	-	43,024,369	$ 430,244	$ 6,970,876	$ (6,976,480)	$ 424,640

Net loss for the six months ended June 30, 2017						(218,003)	(218,003)
Balances, June 30, 2017	-	-	43,024,369	$ 430,244	$ 6,970,876	$ (7,194,483)	$ 206,637

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2017 (unaudited)	2016 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (218,003)	$ (191,207)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	48,541	51,243
Stock based compensation	-	43,554
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(11,385)	(7,620)
Net Cash Used by Operating Activities	(180,847)	(104,030)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(13,805)	-
Net Cash Used by Investing Activities	(13,805)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	(30,875)
Advances from related parties - net	197500	140,000
Net Cash Provided by Financing Activates	197,500	109,125

Net increase (decrease) in cash and cash equivalents	2,848	5,095
Cash and cash equivalents, beginning of period	2,523	825
Cash and cash equivalents, end of period	$ 5,371	$ 5,920

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental schedule of non-cash financing and investing activities:

May 2016 – issued 250,000 options to purchase common shares, valued at $43,554

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

(Unaudited)

NOTE A – ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Organization and Nature of Operations

Endurance Exploration Group, Inc. (the “Company”) was originally incorporated as Tecton Corporation (“Tecton”) under the laws of the State of Nevada on January 19, 2006, as a wholly-owned subsidiary of Hemis Corporation.  On December 1, 2006, Hemis declared a dividend of Tecton shares to all shareholders as of that date, and concurrently cancelled its share ownership in the Company.  The effect of this dividend declaration and share cancellation was that Tecton was spun off as an independent company.

Prior to June 2008, Tecton was engaged in the exploration and acquisition of uranium properties.  On or about June 1, 2008, Tecton ceased/discontinued operations of its uranium exploration activities and began to restructure the company and find suitable business opportunities.  Between June 2008 and December 2013, it:

•

Elected a new slate of directors and appointed a new management team focused on finding a suitable business opportunity;

•

Attempted to reorganize its balance sheet through the US bankruptcy courts by filing a chapter 11 bankruptcy petition that was subsequently withdrawn per the court’s request;

•

Brought current its filings with the State of Nevada;

•

Brought current its financial reporting and disclosure filings with the SEC;

•

Effected a 1 for 40 reverse stock split of its common stock;

•

Amended and restated its Articles of Incorporation to increase the total authorized capital stock to 110,000,000 shares, comprised of 100,000,000 shares of common stock with a par value of $.01 per share, and 10,000,000 shares of preferred stock with a par value of $.001;

•

Paid approximately $292,000 of outstanding debt through the issuance of 12,733,499 newly issued common shares on December 31, 2013; and

•

Entered into a Share Exchange Agreement and acquired the ownership interest of Endurance Exploration Group, LLC. (“Endurance LLC”), for 20,550,539 shares of common stock on December 31, 2013.

Endurance LLC was formed in 2009 to explore, from an operational and financial perspective, the feasibility and potential economic return of recovering bullion, precious metals, numismatic-grade coinage, high-value non-ferrous metals, and other valuable cargos from both historic and modern shipwrecks throughout the world.

Following Tecton’s acquisition of 100% of the membership interests of Endurance LLC, on January 2, 2014, Tecton changed its name to Endurance Exploration Group, Inc.

Endurance LLC is a wholly owned subsidiary of the Company, and its exploration and recovery operations are the Company’s primary focus.

On January 6, 2017, the Company formed EXPL Swordfish, LLC, a Florida limited liability company, as a wholly owned subsidiary for the purpose of pursuing a number of shipwreck and suspected shipwreck targets located in international waters off the Southeast coast of the United States, in a joint-venture with Deep Blue Exploration, LLC d/b/a Marex (“Marex”), which is further described in Note B.

The Company’s corporate headquarters is located in Clearwater, Florida.

Its common stock is quoted on the OTCQB electronic system under the symbol “EXPL”.

Fiscal Year

The Company’s fiscal year was changed from January 31 to December 31 in November 2013.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of June 30, 2017.  The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.  The formation of EXPL SWORDFISH LLC, occurred on January 6, 2017.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2017 and the results of operations for the three and six months ended June 30, 2017 and 2016 and cash flows for the six months ended June 30, 2017 and 2016 have been made.  All material intercompany transactions have been eliminated.

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

Fixed Assets

Fixed assets are stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful life which is normally between three to ten years.  When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Equipment and major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel related assets, qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time, until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct-expensing method and are expensed when incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of June 30, 2017 and 2016, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of June 30, 2017, there were 5,824,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2017 the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2017 through the date these financial statements were issued.

NOTE B – JOINT VENTURE

Effective January 9, 2017, the Company, through a newly formed, wholly owned subsidiary, EXPL Swordfish, LLC (“EXPL Swordfish”), entered into a joint-venture agreement (“Agreement”) with Deep Blue Exploration, LLC, d/b/a Marex (“Marex”), a company controlled by veteran salvor, Hebert (“Herbo”) Humphreys.  The joint venture between EXPL Swordfish and Marex is referred to as Swordfish Partners.  EXPL Swordfish and Swordfish Partners are included in these consolidated financial statements.

Marex’s contribution to Swordfish Partners includes certain shipwreck research files, sonar and other subsea survey data, navigational data, artifacts, and assistance relating to a number of shipwreck and suspected shipwreck targets located in international waters off the Southeast coast of the United States.  EXPL Swordfish has agreed to further survey and inspect the shipwreck and suspected shipwreck targets, and if deemed appropriate, take actions necessary to salvage the shipwreck targets.

The economic terms of the Agreement call for EXPL Swordfish to provide the funding for the further inspection, salvage and operations of the joint venture.  Any revenues from the joint venture will be split 90% first to EXPL Swordfish and 10% to Marex until EXPL Swordfish receives 2 times its costs and investments returned, and then a 50% split to both EXPL and Marex respectively.

The joint venture is expected to terminate in two years, unless extended by mutual agreement between the parties.

NOTE C - GOING CONCERN MATTERS

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.  The Company has minimal liquid assets.  For the period, January 19, 2006 (date of inception) to June 30, 2017, the Company has incurred losses of $7,194,483, and anticipates that the Company will continue to generate operating losses in the foreseeable future.  The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

The Company's existence has been, and continues to be dependent upon management's ability to develop profitable operations and resolve its liquidity problems.  Since inception, this has been accomplished through the sale of equity securities and advances made by our officers and directors and their affiliated entities.  In addition, the Company continues to seek additional funding through public or private equity financings.  The Company believes these efforts will be sufficient to fund its operating expenses for at least the next 12 months from issuance of the consolidated financial statements

The accompanying financial statements do not include any adjustments that might result should the Company be unable to continue as a going concern.

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

NOTE E – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc. to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During the year ended December 31, 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of June 30, 2017, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in other assets.

NOTE F – FIXED ASSETS

Fixed assets consist of the following at June 30, 2017 and December 31, 2016:

	June 30,	December 31,
	2017	2016

Vessels and equipment	$ 679,128	$ 665,323
Computers and peripherals	14,092	14,092
	693,220	679,415
Less: Accumulated depreciation	(506,826)	(458,285)
Fixed Assets - net	$ 186,394	$ 221,130

Depreciation expense for the six months ended June 30, 2017 and 2016 was $48,541 and $51,243.

NOTE G – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at June 30, 2017 and December 31, 2016 as detailed below are summarized as follows:

	June 30, 2017	December 31, 2016

Advances from related parties	197,500	-
	$ 197,500	$ -

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

The Company has entered into a contract with Island Capital Management, LLC (“Island”), which is related through common shareholders, to serve as its transfer agent.  Island did not charge the Company for its services during the three and six months ended June 30, 2017 or 2016, as management has deemed it to be immaterial.

The Company has entered into a contract with Proxy & Printing, LLC (“Proxy”), which is related through common shareholders, to provide the Company with printing and other services relating to its filings with the SEC.  Proxy did not charge the Company for its services during the three and six months ended June 30, 2017 or 2016, as management has deemed it to be immaterial.

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

On February 12, 2015, the Company entered into a Debt Conversion Agreement with Carl & Heather Dilley relating to the conversion of indebtedness owed to Carl & Heather Dilley in the amount of $45,867 and $25,800 respectively. This amount represents the related party debt payable to Carl & Heather Dilley as of that date.  The terms of the agreement allowed for Carl & Heather Dilley to convert this debt into common stock at $0.25 per share.  Carl & Heather Dilley converted all of such debt into shares, as a result of which we issued 183,467 and 103,200 shares to Carl & Heather Dilley respectively.

During the six months ended June 30, 2017, Micah Eldred made net advances to the Company in the aggregate amount of $7,000, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of June 30, 2017, the aggregate amount of such advances outstanding was $7,000. Interest has not been imputed on this balance as management has deemed it to be immaterial.

During the six months ended June 30, 2017, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $190,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of June 30, 2017, the aggregate amount of such advances outstanding was $190,500. Interest has not been imputed on this balance as management has deemed it to be immaterial.

NOTE H – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

On May 25, 2016, the Company issued a three-year option to purchase 250,000 common shares at an exercise price of $0.25 per share.

NOTE I – WARRANTS AND OPTIONS

As of June 30, 2017, the Company had outstanding non-qualified options to purchase 5,824,000 shares of our common stock at any time prior to their expiration dates, with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the six months ended June 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2016	5,824,000	$ 0.25	1.00 years	$ -
Granted / Vested	-	-	-	$ -
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – June 30, 2017	5,824,000	$ 0.25	.50 years	$ -

Outstanding Exercisable – December 31, 2016	5,824,000	$ 0.25	1.00 years	$ -
Outstanding Exercisable – June 30, 2017	5,824,000	$ 0.25	.50 years	$ -

NOTE J – INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended June 30, 2017 and 2016. The Company has not recognized an income tax benefit for its operating losses generated through June 30, 2017 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes, the Company has available a net operating loss carry-forward of approximately $7,200,000 from inception to June 30, 2017, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending December 31, 2012 through December 31, 2015 are open for inspection by both Federal and State Agencies.

NOTE K - SUBSEQUENT EVENTS

The Company has evaluated subsequent events through the filing of this Form 10-Q, to assess the need for potential recognition or disclosure in this report. On August 10, 2017, EXPL Swordfish executed a Second Amendment to Joint Venture with Marex, whereby Marex agreed to decrease its 50% share of revenues from the salvage operations of the steamship off the coast of North Carolina in exchange for $10,000 and 250,000 shares in the Company.  EXPL Swordfish will now receive 60 percent, and Marex 40%, of the revenues after the Company is reimbursed 200% of its costs and expenses.  Otherwise management has determined that all subsequent events that require recognition in the financial statements have been included.

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

Plan of Operation

Project Off the Coast of North Carolina

In April 2017, the Company, operating thorough its joint venture, Swordfish Partners, conducted side-scan and other survey activities of what the company believes to be the remnants of an early 1800s passenger steamship located in international waters off the coast of North Carolina (the “Wreck Site”).

On May 4, 2017, Swordfish Partners filed a legal action in the U.S. District Court for the Middle District of Florida, Tampa Division, (the “Court”) under case number 8:17-CV-01043, against an “Defendant Unknown, Abandoned and Sunken Steamship, its apparel, tackle, appurtenances and cargo”   in international waters.  The coordinates were filed under seal; however, the complaint states the vessel is lying at a depth of over 100 feet and approximately 40 miles East of Wilmington, North Carolina.

On May 31, 2017 the Clerk of the Court issued a Warrant of Arrest against said vessel and her cargo, directing the United States Marshal to take custody of the vessel, her apparel, tackle and appurtenances, and her cargo and to retain custody of the same pending further order of this Court.

On June 12, 2017, the Court appointed Swordfish Partners substitute custodian of the hull fragments recovered from the Wreck Site, and all future artifacts recovered from the Wreck Site, subject to conservation and safekeeping arrangements deemed sufficient by the Court.

The Company entered into an Independent Salvage Agreement with Blue Water Ventures International, Inc., (“Blue Water”) whereby Blue Water will conduct contract salvage operations on the Company’s recently announced shipwreck project located in international waters off the coast of North Carolina.

The cost of recovering the cargo of the Unknown, Abandoned and Sunken Steamship is estimated to be less than $200,000.  Swordfish Partners expects to conduct additional survey operations in the near term, and move the project from a survey operation to a salvage operation in the fourth quarter of 2017.

Project Connaught

The Connaught was a steam-powered packet ship that transported cargo and passengers between Great Britain and the United States.  She was a side-wheeled steamer constructed almost entirely of iron.

In 1860, the Connaught left Great Britain for the United States in what ended up being her last voyage across the Atlantic. Records indicate that she carried several dozen first-class passengers, more than 400 steerage passengers, and a full crew of nearly 130 people.  The Connaught also disembarked with a cargo of gold coins.

Although the passengers and crew were rescued by a nearby passing ship, heavy seas, an on-board fire, and an explosion resulted in the loss of the ship and virtually all of its cargo.

Side-scan sonar survey operations on Project Connaught began in July of 2013. Over the course of this initial survey, approximately 700 square miles were digitally mapped. This sonar imagery was then post-processed and evaluated for potential targets. In October of 2014, we positively identified the target of Project “Sailfish,” the Steamship Connaught via video and sonar imagery.  The Company would like to return to the site of the Connaught in 2018 to recover its cargo. The cost of recovering the cargo of the Connaught is estimated to be $1,200,000.  The Company needs additional working capital to recover the cargo of the Connaught.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in position to recover the cargo of the Connaught.

The Company was appointed substitute custodian pursuant to an order of the United States District Court for the Middle District of Florida on October 31, 2013.  The case, however, has been administratively closed and only requires the company to file a status report after the Company commences recovering the Connaught’s artifacts and cargo.  In the meanwhile, the Connaught’s coordinates remain under seal.

The Company intends to return to the location of the Connaught in 2018 to recover its cargo.  The cost of recovering the cargo of the Connaught is estimated to be $1,200,000. The Company needs additional working capital to go forward.  There can be no assurances that the Company will be successful in securing additional working capital and therefore cannot represent it will ever be in a position to search for and recover cargo of the “Connaught”.

Project Black Marlin

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

Results of Operations

The following information represents our results of operations for the three and six months ended June 30, 2017 and 2016.

Three Months Ended June 30, 2017 and 2016

Revenue

Since inception through June 30, 2017, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $39,119 for the three months ended June 30, 2017 as compared to $11,138 for the three months ended June 30, 2016, an increase of $27,981. The primary reason for this increase is a result of increased spending on salvage operations.

We incurred marketing and promotion expenses of $15,476 for the three months ended June 30, 2017 as compared to $2,511 for the three months ended June 30, 2016, an increase of $12,965.  This increase is primarily due to an increase in marketing expenses for the company.

We incurred general and administrative expenses of $40,188 for the three months ended June 30, 2017 as compared to $71,011 for the three months ended June 30, 2016, a decrease of $30,823.  The general and administrative costs consist primarily of legal fees.

Other Income (Expense)

For the three months ended June 30, 2017, the Company did not have any other income (expense) as compared to the three months ended June 30, 2016 which had interest expense of ($1,121).

Net Losses

For the three months ended June 30, 2017, we incurred a net loss of $117,703 as compared to a net loss of $111,402 for the three months ended June 30, 2016.

Six Months Ended June 30, 2017 and 2016

Revenue

Since inception through June 30, 2017, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $53,965 for the six months ended June 30, 2017 as compared to $24,895 for the six months ended June 30, 2016, an increase of $29,070. The primary reason for this increase is a result of increased spending on salvage operations.

We incurred marketing and promotion expenses of $27,864 for the six months ended June 30, 2017 as compared to $6,687 for the six months ended June 30, 2016, an increase of $21,177.  This increase is primarily due to an increase in marketing expenses for the company.

We incurred general and administrative expenses of $87,633 for the six months ended June 30, 2017 as compared to $106,886 for the six months ended June 30, 2016, a decrease of $19,253.  The general and administrative costs consist primarily of legal fees.

Other Income (Expense)

For the six months ended June 30, 2017, the Company did not have any other income (expense) as compared to the six months ended June 30, 2016 which had interest expense of ($1,496).

Net Losses

For the six months ended June 30, 2017, we incurred a net loss of $218,003 as compared to a net loss of $191,207 for the six months ended June 30, 2016.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of June 30, 2017, we had $5,371 in cash.

Net cash used by operating activities was $180,847 for the six months ended June 30, 2017.

Net cash used by investing activities was $13,805 for the six months ended June 30, 2017.

Net cash provided by financing activities was $197,500 for the six months ended June 30, 2017, which consisted solely of advances from related parties.

The Company announced it would do a 506(c) to raise capital.  The company will be offering 15,000,000 units @ .25.

Other Recent Financings

During the six months ended June 30, 2017, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $190,500 and Micah Eldred made net advances to the Company in the aggregate amount of $7,000, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of June 30, 2017, the aggregate amount of such advances outstanding was $197,500. Interest has not been imputed on this balance as management has deemed it to be immaterial.

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

Research and Development

For the six months ended June 30, 2017 and 2016, we incurred research and development expenses of $127 and $545 respectively.

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

Off-Balance Sheet Arrangements

As of June 30, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2017, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, and we are not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

There were no sales of equity securities during the six months ended June 30, 2017.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: August 11, 2017	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)