Form 10-Q
period 2017-09-30
Endurance Exploration Group, Inc.
filed 2017-11-13
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2017

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
Emerging growth company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☐     No  ☑

As of November 13, 2017, the registrant had 43,304,369 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2017	2016
	(Unaudited)	(Audited)
ASSETS
Current Assets
Cash and cash equivalents	$3,583	$2,523
Total Current Assets	3,583	2,523

Fixed Assets
Equipment, furniture and fixtures	693,220	679,415
Accumulated depreciation	(522,276)	(458,285)
Total Fixed Assets – net	170,944	221,130

Other assets	350,000	350,000

TOTAL ASSETS	$524,527	$573,653

LIABILITIES AND STOCKHOLDERS' EQUITY
Current Liabilities
Accounts payable and accrued expenses	$123,033	$149,013
Loans and notes payable to related parties	252,500	-
Total Current Liabilities	375,533	149,013

TOTAL LIABILITIES	375,533	149,013

Stockholders' Equity
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,304,369 and 43,024,369 shares issued and outstanding	433,044	430,244
Additional paid in capital	7,027,269	6,970,876
Accumulated deficit	(7,311,319)	(6,976,480)
Total Stockholders' Equity	148,994	424,640
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$524,527	$573,653

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017 (unaudited)	2016 (unaudited)	2017 (unaudited)	2016 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	20,309	872	74,274	25,767
Marketing and promotion	4,224	9,716	32,088	16,403
General administration	76,853	59,910	164,486	166,796
Depreciation	15,450	25,621	63,991	76,864
Total operating expenses	116,836	96,119	334,839	285,830

Net loss from operations	(116,836)	(96,119)	(334,839)	(285,830)
Other income (expense)
Interest expense	-	(750)	-	(2,246)
Total other income (expense)	-	(750)	-	(2,246)

Net Loss	$ (116,836)	$ (96,869)	$ (334,839)	$ (288,076)

Basic and diluted loss per share	$ (.003)	$ (.002)	$ (0.008)	$ (.007)
Weighted average number of
shares outstanding	43,178,391	43,024,369	43,076,274	43,024,369

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2015	-	-	43,024,369	$ 430,244	$ 6,520,724	$ (6,597,840)	$ 353,128

Contributed capital from related party debt forgiveness					406,598		406,598

Issuance of options for services					43,554		43,554

Net loss for the year ended December 31, 2016						(378,640)	(378,640)
Balances, December 31, 2016	-	-	43,024,369	$ 430,244	$ 6,970,876	$ (6,976,480)	$ 424,640

Issuance of shares for services			280,000	2,800	56,393		59,193

Net loss for the nine months ended September 30, 2017						(334.839)	(334.839)
Balances, September 30, 2017	-	-	43,304,369	$ 433,044	$ 7,027,269	$ (7,311,319)	$ 148,994

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Nine Months Ended September 30,
	2017 (unaudited)	2016 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (334,839)	$ (288,076)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	63,991	76,864
Stock based compensation	59,193	43,554
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(25,980)	(16,748)
Net Cash Used by Operating Activities	(237,635)	(184,406)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	(13,805)	-
Net Cash Used by Investing Activities	(13,805)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties - net	252,500	187,500
Net Cash Provided by Financing Activates	252,500	187,500

Net increase (decrease) in cash and cash equivalents	1,060	3,094
Cash and cash equivalents, beginning of period	2,523	825
Cash and cash equivalents, end of period	$ 3,583	$ 3,919

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

Supplemental schedule of non-cash financing and investing activities:

May 2016 – issued 250,000 options to purchase common shares, valued at $43,554
August 2016 – issued 250,000 common shares associated with an amendment of a joint venture agreement valued at $52,500
August 2016 – issued 30,000 common shares for services valued at $6,693

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

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

Fiscal Year

The Company’s fiscal year was changed from January 31 to December 31 in November 2013.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of September 30, 2017.  The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.  The formation of EXPL SWORDFISH LLC, occurred on January 6, 2017.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2017 and the results of operations for the three and nine months ended September 30, 2017 and 2016 and cash flows for the nine months ended September 30, 2017 and 2016 have been made.  All material intercompany transactions have been eliminated.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of September 30, 2017, and 2016, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company's stock options (calculated using the treasury stock method).  As of September 30, 2017, there were 5,824,000 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2017, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2017 through the date these financial statements were issued.

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

The economic terms of the Original Agreement called for EXPL Swordfish to provide the funding for the further inspection, salvage and operations of the joint venture.  Any revenues from the joint venture will be split 90% first to EXPL Swordfish and 10% to Marex until EXPL Swordfish receives 2 times its costs and investments returned, and then a 50% split to both EXPL and Marex respectively.

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

NOTE C - GOING CONCERN MATTERS

In accordance with ASC 205-40, Going Concern, the Company has evaluated whether there are conditions and events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern within one year after the date that the consolidated financial statements are issued.  The Company has minimal liquid assets.  For the period, January 19, 2006 (date of inception) to September 30, 2017, the Company has incurred losses of $7,311,319, and anticipates that the Company will continue to generate operating losses in the foreseeable future.  The inability to obtain funding, as and when needed, would have a negative impact on the Company’s financial condition and ability to pursue its business strategies.

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

NOTE E – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc. to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During the year ended December 31, 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of September 30, 2017, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in other assets.

NOTE F – FIXED ASSETS

Fixed assets consist of the following at September 30, 2017 and December 31, 2016:

	September 30,	December 31,
	2017	2016

Vessels and equipment	$ 679,128	$ 665,323
Computers and peripherals	14,092	14,092
	693,220	679,415
Less: Accumulated depreciation	(522,276)	(458,285)
Fixed Assets - net	$ 170,944	$ 221,130

Depreciation expense for the nine months ended September 30, 2017 and 2016 was $63,991 and $76,864.

NOTE G – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at September 30, 2017 and December 31, 2016 as detailed below are summarized as follows:

	September 30, 2017	December 31, 2016
Advances from related parties	252,500	-
	$252,500	$-

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

The Company has entered into a contract with Island Capital Management, LLC (“Island”), which is related through common shareholders, to serve as its transfer agent.  Island did not charge the Company for its services during the three and nine months ended September 30, 2017 or 2016, as management has deemed it to be immaterial.

The Company has entered into a contract with Issuer Services, LLC d/b/a Proxy & Printing (“Proxy”), which is related through common shareholders, to provide the Company with printing and other services relating to its filings with the SEC.  Proxy did not charge the Company for its services during the three and nine months ended September 30, 2017 or 2016, as management has deemed it to be immaterial.

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

On September 3, 2014, the Company entered into a contract with Overseas Marine Vessel Corp, LLC (“OMVC”) pursuant to which it will provide the Marine Vessel Manisee in support of an estimated 10-day mission to investigate, identify and recovery artifacts from one or more shipwrecks located in our search area off the coast of New England.  The Company will reimburse OMVC in cash for all its out-of-pocket expenses only, including but not limited to, mooring, food, fuel, lube, satellite communications and crew costs.  Toni Eldred, the spouse of Micah Eldred, is a fifty percent owner of OMVC, and Micah Eldred is the co-manager of OMVC.

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

During the nine months ended September 30, 2017, Micah Eldred made net advances to the Company in the aggregate amount of $7,000, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2017, the aggregate amount of such advances outstanding was $7,000. Interest has not been imputed on this balance as management has deemed it to be immaterial.

During the nine months ended September 30, 2017, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $245,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2017, the aggregate amount of such advances outstanding was $245,500. Interest has not been imputed on this balance as management has deemed it to be immaterial.

NOTE H – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

On May 25, 2016, the Company issued a three-year option to purchase 250,000 common shares at an exercise price of $0.25 per share.

On August 10, 2017, the Company issued 250,000 common shares in conjunction with an amended joint venture agreement valued at $52,500.

On August 23, 2017, the Company issued 30,000 common shares for consulting services valued at $6,693.

NOTE I – WARRANTS AND OPTIONS

As of September 30, 2017, the Company had outstanding non-qualified options to purchase 5,824,000 shares of our common stock at any time prior to their expiration dates, with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the nine months ended September 30, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding – December 31, 2016	5,824,000	$ 0.25	1.00 years	$ -
Granted / Vested	-	-	-	$ -
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – September 30, 2017	5,824,000	$ 0.25	.50 years	$ -

Outstanding Exercisable – December 31, 2016	5,824,000	$ 0.25	1.00 years	$ -
Outstanding Exercisable – September 30, 2017	5,824,000	$ 0.25	.50 years	$ -

NOTE J – INCOME TAXES

There is no current or deferred income tax expense or benefit allocated to continuing operations for the period ended September 30, 2017 and 2016. The Company has not recognized an income tax benefit for its operating losses generated through September 30, 2017 based on uncertainties concerning the Company’s ability to generate taxable income in future periods.  The tax benefit is offset by a valuation allowance established against deferred tax assets arising from operating losses and other temporary differences, the realization of which could not be considered more likely than not.  In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

For income tax purposes, the Company has available a net operating loss carry-forward of approximately $7,300,000 from inception to September 30, 2017, which will expire, unless used to offset future federal taxable income beginning in 2024.  The tax years ending December 31, 2012 through December 31, 2015 are open for inspection by both Federal and State Agencies.

NOTE K - SUBSEQUENT EVENTS

On or about October 1, 2017, Guy Zajonc resigned as a director and officer of the Company but will continue to be a valued advisor to the Company.

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

Results of Operations

The following information represents our results of operations for the three and nine months ended September 30, 2017 and 2016.

Three Months Ended September 30, 2017 and 2016

Revenue

Since inception through September 30, 2017, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $20,309 for the three months ended September 30, 2017 as compared to $872 for the three months ended September 30, 2016, an increase of $19,437. The primary reason for this increase is a result of increased spending on salvage operations.

We incurred marketing and promotion expenses of $4,224 for the three months ended September 30, 2017 as compared to $9,716 for the three months ended September 30, 2016, a decrease of $5,492.  This decrease is primarily due to a decrease in marketing expenses for the company.

We incurred general and administrative expenses of $76,853 for the three months ended September 30, 2017 as compared to $59,910 for the three months ended September 30, 2016, an increase of $16,943.  The general and administrative costs consist primarily of legal fees and stock based compensation in the amount of $59,193.

Other Income (Expense)

For the three months ended September 30, 2017, the Company did not have any other income (expense) as compared to the three months ended September 30, 2016 which had interest expense of ($750).

Net Losses

For the three months ended September 30, 2017, we incurred a net loss of $116,836 as compared to a net loss of $96,869 for the three months ended September 30, 2016.

Nine Months Ended September 30, 2017 and 2016

Revenue

Since inception through September 30, 2017, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

We incurred operations and research expenses of $74,274 for the nine months ended September 30, 2017 as compared to $25,767 for the nine months ended September 30, 2016, an increase of $48,507. The primary reason for this increase is a result of increased spending on salvage operations.

We incurred marketing and promotion expenses of $32,088 for the nine months ended September 30, 2017 as compared to $16,403 for the nine months ended September 30, 2016, an increase of $15,685.  This increase is primarily due to an increase in marketing expenses for the company.

We incurred general and administrative expenses of $164,486 for the nine months ended September 30, 2017 as compared to $166,796 for the nine months ended September 30, 2016, a decrease of $2,310.  The general and administrative costs consist primarily of legal fees.

Other Income (Expense)

For the nine months ended September 30, 2017, the Company did not have any other income (expense) as compared to the nine months ended September 30, 2016 which had interest expense of ($2,246).

Net Losses

For the nine months ended September 30, 2017, we incurred a net loss of $334,839 as compared to a net loss of $288,076 for the nine months ended September 30, 2016.

Current Liquidity and Capital Resources

Since inception, we have funded our operations through the sale of equity securities and advances made to us by our officers and directors and their affiliated entities.

As of September 30, 2017, we had $3,583 in cash.

Net cash used by operating activities was $237,635 for the nine months ended September 30, 2017.

Net cash used by investing activities was $13,805 for the nine months ended September 30, 2017.

Net cash provided by financing activities was $252,500 for the nine months ended September 30, 2017, which consisted solely of advances from related parties.

The Company announced it would do a 506(c) to raise capital.  The company will be offering 15,000,000 units @ .15

Other Recent Financings

During the nine months ended September 30, 2017, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $245,500 and Micah Eldred made net advances to the Company in the aggregate amount of $7,000, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of September 30, 2017, the aggregate amount of such advances outstanding was $252,500. Interest has not been imputed on this balance as management has deemed it to be immaterial.

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

Research and Development

For the nine months ended September 30, 2017 and 2016, we incurred research and development expenses of $127 and $856 respectively.

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

Off-Balance Sheet Arrangements

As of September 30, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2017, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2017, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, and we are not aware of any legal proceedings contemplated by any governmental authority against us.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

There were no sales of equity securities during the nine months ended September 30, 2017.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: November 13, 2017	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)