Form 10-K
period 2017-12-31
Endurance Exploration Group, Inc.
filed 2018-03-29
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

[X] ANNUAL REPORT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

“accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging Growth Company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act) Yes [ ] No [X]

Aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, or the average bid and asked price of such common equity, as of the last business day of the registrant’s most recently completed second fiscal quarter ended June 30, 2017 was approximately $2,937,148.

Number of common shares outstanding at March 29, 2018: 43,410,324.

Forward-looking Statements

The information in this report may contain forward-looking statements. Forward-looking statements give our current expectations or forecasts of future events. You can identify these statements by the fact that they do not relate strictly to historical or current facts. Forward-looking statements involve risks and uncertainties. Forward-looking statements include statements regarding, among other things, (a) our projected sales, profitability, and cash flows, (b) our growth strategies, (c) anticipated trends in our industries, (d) our future financing plans and (e) our anticipated needs for working capital. They are generally identifiable by use of the words "may," "will," "should," "anticipate," "estimate," "plans," “potential," "projects," "continuing," "ongoing," "expects," "management believes," "we believe," "we intend" or the negative of these words or other variations on these words or comparable terminology. These statements may be found under "Management's Discussion and Analysis of Financial Condition and Plan of Operation" and "Business," as well as in this annual report generally. In particular, these include statements relating to future actions, prospective services or business plans, future performance or results of current and anticipated products, sales efforts, expenses, the outcome of contingencies such as legal proceedings, and financial results.

Any or all of our forward-looking statements in this report may turn out to be inaccurate. They can be affected by inaccurate assumptions we might make or by known or unknown risks or uncertainties. Consequently, no forward-looking statement can be guaranteed. Actual future results may vary materially as a result of various factors, including, without limitation, the risks outlined under "Risk Factors" and matters described in this annual report generally. In light of these risks and uncertainties, there can be no assurance that the forward-looking statements contained in this filing will in fact occur. You should not place undue reliance on these forward-looking statements.  Potential investors are urged to carefully consider such factors. All forward-looking statements attributable to the Company or persons acting on its behalf are expressly qualified in their entirety by the foregoing cautionary statements and the "Risk Factors" described herein.

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

Endurance Exploration Group, LLC was formed in 2009 to explore, from an operational and financial perspective, the feasibility and potential economic return of recovering historic and modern day shipwreck cargos.  Based on the business started by Endurance LLC, we have developed a research methodology with three goals.  The first goal is to establish a comprehensive understanding of the larger economic, technological, and social trends that lead to the transport of physical wealth across oceans during different historical periods, along with creating a “High Interest” list of shipwrecks and their cargos lost across various historical periods.  Conflict, accidents, and acts of nature claimed a percentage of all voyages, and many of the shipwrecked vessels are believed to have carried a valuable cargo.  The second objective is to identify, from this population of potential shipwreck losses, those shipwrecks that could be legally salvaged and recovered, and the cargos sold, with a positive return on the capital investment required for their location and recovery. The third goal is to move those projects which have the potential to generate positive investment returns into an operational phase with a high, risk-adjusted, chance of success; and, to develop a portfolio of projects in various stages of research, search, survey, and recovery.

To that end, we have evaluated historical shipwreck databases holding in excess of 125,000 entries as well as undertaken contextual and keyword library and archival searches.  It is important to note that even these massive repositories of data reflect just a small percentage of the 3,000,000+ shipwrecks the United Nations estimates lay on the ocean floor. (Source: United Nations Intergovernmental Oceanographic Commission.)

From these databases and other searches, we have developed an initial “High Interest” list of approximately 400 shipwrecks.  Using criteria including (but not limited to) depth, potential search area, legal concerns, difficulty of excavation and potential value, we further culled the “High Interest” list to approximately two-dozen targets, the “Target List.”  In order for a shipwreck to qualify for our “Target List,” and to potentially move forward as an “Operational Target” (“OT”) -one that we may consider for the search and survey operation phase- the shipwreck must possess the following criteria:

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

Legal Salvage and Clear Path to Title.  Admiralty law, salvage law, and various sovereign nations’ laws and regulations concerning the search and salvage of historical and modern shipwrecks are complex.  Prior to pursuing an OT, we must be able to establish a clear legal path to the title of any potential recovery, and search and recovery must be made in compliance with international laws and regulations or under specific country permissions.

Potential Returns Exceed Risk-Adjusted Cost of Search and Recovery.  Prior to moving a shipwreck from our Target List to an Operational Target, we evaluate a large number of factors to determine the potential search and recovery costs, and the risks associated with such search and recovery.  Items considered include: a target’s location and likely depth, its location from the nearest operational port, the complexity and costs of potential search and salvage, legal issues to title, and many other factors; and, we develop an initial search plan and budget for each potential project.  We recognize the high risk, yet potentially high rewards, of our business; and, we realize that we will not be successful finding or salvaging every project we undertake.  Therefore, prior to moving any project onto the “Operational Target” list, we take a risk-adjusted approach to the potential returns that a project can provide; and we determine if, on a risk-adjusted basis, the potential target is economically feasible and appropriate to add to our portfolio of “Operational Targets.”

We are involved in a project located in international waters off the coast of North Carolina that has now reached operational status.  In April 2017, in a joint venture called Swordfish Partners, together with Deep Blue Exploration, LLC, a Tennessee limited liability company, we conducted side-scan and other survey activities of what we believe to be the remnants of the Steamship Pulaski. In June 2017, Sailfish Partners was appointed substitute custodian of the hull fragments recovered from the wreck site, and all future artifacts recovered, subject to conservation and safekeeping arrangements deemed sufficient by the Court.  (See —Current & Ongoing Projects.”)

Project code-named Connaught has also reached operational status.  In October 2014, we announced the discovery of the steamship Connaught, previously identified only as Project “Sailfish.”  For project Connaught, we have surveyed over 700 square miles in the Western Atlantic Ocean in search of a sunken passenger liner carrying a substantial cargo of gold coinage.  In addition to this manifest cargo, we also expect to find additional valuables among the personal stores of the ship’s passengers.  In July 2015, we were granted exclusive salvage rights by the U.S. Federal Courts.  (See —Current & Ongoing Projects.”)

For pre-operational project “Black Marlin,” in November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean.  The contract provided us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  Net proceeds of our recovery efforts, after payment of the costs to transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).  This contract also allows for other potentially valuable “targets of opportunity” within the territorial waters of this nation.  We are currently pursuing an option to extend the existing contract.  (“See —Current & Ongoing Projects”.)

We believe this survey and recovery capability combined with our proprietary research will allow us to conduct approximately two deep-water surveys per yearly weather window, should we have sufficient capital to undertake such operational surveys.

Description of Key Equipment

In 2011, Endurance LLC began purchasing key equipment for operations.  Our equipment purchases have included a 100-foot survey vessel, tethered side-scan sonar units, and two light work-class and inspection Remotely Operated Vehicles (ROV), “Shackleton 1” and “Squirt.

Survey Ship

Our 100-foot survey ship was refurbished to include a sonar winch and the latest in electronics and side-scan sonar survey equipment.  Depending on the timeframe, circumstances and our other commitments, we may use this ship or charter another vessel of similar or greater capability.

Sidescan Sonar

Side-scan sonar is currently the industry-standard search methodology used for oceanic search operations. An unmanned side-scan sonar unit, or “towfish,” is towed behind a manned surface vessel at a pre-set altitude above the seafloor.  The sonar unit sends out a “ping” or sound-wave to acoustically map terrain, natural obstructions, and man-made objects, including shipwrecks and jettison cargo.  To engage in search operations, we have purchased side-scan sonar systems.  Our dual-frequency systems may be set for a range of velocities, search widths, and resolutions for both area mapping and high-resolution target prosecution up to 2,000 meters in depth.  Our system is compatible with third-party hardware and software systems and meets IHO & NOAA survey specifications.  Beyond shipwreck surveys, the system is also capable of cable and pipeline surveys, channel conditioning, geophysical surveys, mine countermeasures, and search and recovery operations.

Our sonar systems are a flexible platform from both a hardware and software standpoint, and may continue to be upgraded with industry-standard, off-the-shelf sensor packages.

Potential shipwreck targets found by sonar will be catalogued, evaluated, and eventually visually prosecuted using the Shackleton 1 or Squirt ROV systems or other systems chartered or rented for inspection and recovery missions.

ROV Shackleton 1 and Squirt

The Remotely-Operated Vehicle (ROV) system Shackleton 1 is a light work-class ROV.  This system is comprised of underwater lighting, still and motion picture cameras and a single robotic manipulator arm.  Initially designed for mid-water industrial applications, the ROV has been redesigned for shipwreck search, identification, and cargo recovery operations.  Beyond shipwreck operations, the system is also capable of cable and pipeline inspection and repair, geophysical sampling and search and recovery operations.  ROV systems “Shackleton 1” and “Squirt” are currently in disassembled condition for storage following a scheduled overhaul and will be reassembled prior to any operational requirements.

Employees

We have four corporate officers.  Each officer is also an officer of other entities and not full time employees of our Company.  A list of our officers and the average number of hours per week each officer expects to devote to our affairs are as follows:

•

Micah Eldred, Director, President and CEO, 20 hours per week

•

Carl Dilley, Director and Vice President, 10 hours per week

•

Christine Zitman, Director, Secretary, Treasurer and CFO, 20 hours per week

•

Robert S. Darbee, Vice President of Shareholder Communications, 10 hours per week

Other Employees and Contractors

We utilize contract personnel for vessel operations during our survey periods, and intend to continue to use contract technicians to perform marine survey and recovery operations in the future.  From time to time, we have or intend to hire other contractors, subcontractors, and consultants to perform specific services.  One individual who joined our Board of Directors in January 2014 is engaged by us as an independent contractor.  (See “Executive Compensation―Compensation Paid to Mr. Saint Amour.”

We also recently entered into an Independent Salvage Agreement with Blue Water Ventures International, Inc., (“Blue Water”) whereby Blue Water will conduct contract salvage operations on the Company’s recently announced shipwreck project located in international waters off the coast of North Carolina, as further described in Current and Ongoing Projects.

Project Operations

Research

During the Colonial period (1500-1850), the world economy was highly dependent on the physical transportation of bullion coinage, precious metals, and high-value non-ferrous metals.  A small percentage of shipping during this period was lost to storm, fire, acts of war, natural disasters and other causes, both known and unknown.  The administration of this economic system required state-level bureaucratic oversight and record-keeping.  Many of these historic records are available in publications, libraries, archives and digitized formats in depositories around the world.  Though many records have been lost to time, enough remain to create in-depth, credible project profiles for potential excavation targets.

To that end, we have created a series of regional and period-specific databases from which to compare, evaluate, and select potential targets for research, discovery and eventual excavation and recovery.

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

•

Any images of the shipwreck, including still photography, motion pictures, drawing, paintings, recreations, and/or models.

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

•

Any encumbering factors, including territorial ownership of waters, insurance claims, potential cargo claims, and sovereign rights.  We will not begin a project without a legal path to possession.

•

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

Post-Recovery Conservation

Coinage, precious metals, and non-ferrous metals typically require a minimum amount of post-recovery conservation.  In order to preserve the value of the recovered cargo, we plan to have an on-site facility capable of properly storing and transporting all recovered coinage, precious metals and non-ferrous metals to definitive and final conservation and storage prior to sale.

Sales

We intend to recover coinage and bullion precious metals, including but not limited to gold and silver.  We believe that bullion metals, numismatically-graded coinage, and non-graded coinage have significant value in the collector market.  We intend to sell to existing independent coin dealers as well as directly to the collector and consumer market through the internet.

Current & Ongoing Projects

Project Steamship Pulaski Off the Coast of North Carolina

The Steamship Pulaski was built by the Savannah and Charleston Steam Packet Company to safely and quickly carry cargo and passengers from Savannah, Georgia, and Charleston, South Carolina, to Baltimore, Maryland.  On her last voyage, on the night of June 14, 1838, after she left Charleston for Baltimore with many prominent passengers, including a congressman, the starboard boiler exploded and the vessel was lost.  Of the approximately 150 passengers and 37 crew members, there were only 59 survivors.  The remaining crew and passengers, together with the passenger valuables, estimated at $150,000 face value at the time of loss, sank with the ship.

Project Steamship Pulaski – Current Status

Effective January 9, 2017, we, through a newly-formed, wholly-owned subsidiary, EXPL Swordfish, LLC, entered into a joint-venture agreement with Deep Blue Exploration, LLC (“Marex”).  The joint venture between EXPL Swordfish and Marex is referred to as Swordfish Partners.

Pursuant to the Agreement, Marex has contributed to the joint venture certain shipwreck research files, sonar and other subsea survey data, navigational data, artifacts, and assistance relating to a number of shipwreck and suspected shipwreck targets located in international waters off the Southeast coast of the United States.  We have agreed to further survey and inspect the shipwreck and suspected shipwreck targets, and if deemed appropriate, take actions necessary to salvage the shipwreck targets.

The economic terms of the Agreement call for us to provide the funding for the further inspection, salvage, and operations of the joint venture.  Any revenues from the joint venture will be split 90% first to us and 10% to Marex until we receive two times our costs and investments returned, and then a 60% split to us and a 40% split to Marex of the revenue from the project off the coast of North Carolina.  Any future revenue from future salvage activities will be split 50/50, after 2 times the costs are paid to us.

The joint venture is expected to terminate in two years, unless extended by mutual agreement between the parties.

In April 2017, as part of a joint venture, Swordfish Partners, we conducted side-scan and other survey activities of what we believe to be the remnants of the Steamship Pulaski, an early 1800s passenger steamship located in international waters off the coast of North Carolina.

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

In July 2017, Swordfish Partners entered into an Independent Salvager Agreement with Blue Water Ventures International, Inc., (“Blue Water”) whereby Blue Water agreed to conduct contract salvage operations on the Company’s recently announced shipwreck project located in international waters off the coast of North Carolina.  The Independent Salvager Agreement provides for Blue Water to receive one half of EXPL Swordfish’s reimbursed costs and one half of the distributable value to EXPL Swordfish of all salvaged objects.  The salvage efforts off the coast of North Carolina have been underway since December 2017, and will continue throughout 2018, and possibly into 2019.

The cost of recovering the cargo of what we believe to be the Steamship Pulaski is estimated to be approximately $300,000 - $500,000.   Salvage operations began in December 2017, are currently underway, and are expected to continue throughout 2018 and into early 2019.  To date we have recovered dozens of silver and gold coins, dishware, and components of the vessel.  We need additional working capital to conduct these surveys and to recover the cargo of this steamship.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in a position to complete the recovery of cargo of what we believe to be the Steamship Pulaski.

Project Connaught Research Summary

The Connaught was a steam-powered packet ship, part of a fast and indispensable transatlantic communication link, the perfect vessel to rapidly ferry mails and passengers between Britain and the United States.  Large for her time, she was a side-wheel steamer constructed almost entirely of iron.

On her last voyage in 1860, the Connaught left Great Britain, bound for the United States.  She carried several dozen first-class passengers, more than 400 steerage passengers and a full crew of nearly 130.  The Connaught also disembarked with a cargo of gold coins, and the Captain assumed an uneventful voyage.

According to reports, when heavy seas set in, the Connaught began to roll heavily.  Though the initial problem was temporarily fixed, 12 hours later, the same roll started again.  Making matters worse, fire broke out.  Buckets and pumps were manned, but the water rose rapidly and extinguished the furnaces, rendering the ship immobile.  The fire quickly spread, driving the passengers above decks.

The purser and two men attempted to rescue the gold shipment, but were driven back by the smoke and flames.  A nearby ship came to the rescue, bravely maneuvering close to the Connaught and running a line between the two to facilitate transfers of passengers.  Per age-old protocol, the Captain was the last man off the ship.  Virtually nothing was saved.  Nearly every trunk and stitch of clothing was lost, including all of the money of the first-class passengers.  Early the next morning, a passing ship fell in with the Connaught, shadowing the stricken vessel through her final hours.  The burning Connaught exploded and sank by the stern, leaving only an overturned lifeboat, light portions of the decking and a few trunks.  The passing ship spent an hour recovering debris, dutifully recorded the sinking position, and then sailed on to New York.

Historic image of Steamship Connaught

Source: National Maritime Museum, Greenwich

Project Connaught – Current Status

In October 2014, we positively identified the location of Project “Sailfish,” the Steamship Connaught through sonar imagery and video footage.  In July 2015, we were granted exclusive salvage rights by the U.S. Federal Courts.  We returned to the site of the Connaught to begin salvage efforts, and retrieved the first artifacts from the debris field.

Our salvage operations were temporarily hampered by the discovery of a mass of man-made debris and large commercial fishing nets concentrated around the aft section of the wreck.  We have determined the appropriate equipment and methodology to clear these obstacles, and intend to return to the wreck site with these new tools as soon as practical.

Given the task list and the short weather window that we can work in the North Atlantic, we intend to resume our salvage operations as soon as practical.  The cost of recovering the cargo of the Connaught is estimated to be $1,000,000 to $1,500,000.  We need additional working capital to recover the cargo of the Connaught.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in position to recover the cargo of the Connaught.

High-resolution sonar image of the steamship Connaught.

The ship lies upright in approximately 1,000 ft. of water off of the New England Coast.

Source: Endurance Exploration Group, Inc. August 2015

A recovered Chinaware logo of the “Atlantic Royal Mail Steam Navigation Company, Ltd.,” colloquially known to passengers and the public as the “Galway Line” and owner of the Connaught.  The artifact was recovered from the wreck site in August, 2015.

.

ATLANTIC ROYAL MAIL STEAM NAVIGATION COMPANY LIMITED

Source: Endurance Exploration Group, Inc. August 2015

Underwater view of shipwreck Connaught debris field, including 1860’s bottles.

Source: Endurance Exploration Group, Inc. August 2015

Underwater view of shipwreck Connaught ribs and hull plates.

Source: Endurance Exploration Group, Inc. August 2015

Project “Black Marlin”- Research Summary

In the end of the 17th century, the world economy was fueled by the Spanish silver mines of the Americas, and the European demand for Asian drugs, spices, commodities, and teas.  This trade was based on the exchange of precious metals for goods, and silver was the only European payment acceptable to Asian trading partners.

The “Black Marlin” was one such vessel engaged in this trade.  She was an English East Indiaman, more than 700 tons, three decks high and armed with many cannons.  In addition to the silver coin expected by Asian merchants, she also carried lace, golden fabric, beaver fur, tobacco, wine, cloth and iron nails.

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

Woodcut graphic depicting the sinking of “Black Marlin”

Source: “A Sea Fight in 1690.  (1893) Tuapeka Times, Rōrahi XXV.”

Project “Black Marlin” – Current Status

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean.  The contract provided us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for the location and recover the “Black Marlin” and her silver cargo.  We are currently pursuing an option to extend the existing contract, however, there can be no assurances that we will be granted an extension.  Net proceeds of our recovery efforts, after payment of the costs to recover, transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).  We need additional working capital to undertake the search for the “Black Marlin.”  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in position to search for, or recover, the “Black Marlin.”

By selecting “Black Marlin” as our third project and since the “Black Marlin” was reported to have been lost within 12 nautical miles of land, it was necessary, in the ordinary course of our business, to seek permission of the coastal state to work in their territorial waters.  We are not under any obligation to undertake this project and if, at any time, events in the area or our continuing research revealed a lost shipwreck that is a more logical choice to undertake as our third project, we will make that change in project priorities.

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

Patents, trademarks, licenses, franchises and concession

Currently, we neither own nor rely on any patents, trademarks, licenses, or franchises.  We were granted a concession for shipwreck search and recovery in the territorial waters of an East African island nation by the government of that nation.  The contract provided us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  We are currently pursuing an option to extend the existing contract as it has recently expired.  See “Our Business―Current & Ongoing Projects―‘Black Marlin’―Current Status.”

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

Governmental and Environmental Regulation

We are subject to local, state, and national taxation.  Additionally, our operations are subject to a variety of national, federal, state, local and international laws.  In particular, the legal, political, or civil initiatives of countries, international governing bodies and/or other maritime jurisdictions may restrict our operations and prevent or cause us to suspend or abort particular searches or salvage operations.

Project “Steamship Pulaski” – Government or environmental regulations that may restrict our operations.

We believe that the target site identified as the Unknown, Abandoned and Sunken Steamship, its apparel, tackle, appurtenances and cargo in court documents we filed with the United States District Court for the Middle District of Florida under case number 8:17-CV-01043, is the Steamship Pulaski.  That shipwreck is located approximately 40 miles off the coast of Wilmington, North Carolina, in international waters off the coast of the United States of America (U.S.).  As referenced above, although the U.S. has not ratified the LOS, we elected to submit to the jurisdiction of the United States Federal Courts by filing an admiralty action on May 4, 2017. On May 31, 2017, the Clerk of the Court issued a Warrant of Arrest against said vessel and her cargo, directing the United States Marshal to take custody of the vessel, her apparel, tackle and appurtenances, and her cargo and to retain custody of the same pending further order of this Court.  On June 12, 2017, the Court appointed Swordfish Partners substitute custodian of the hull fragments recovered from the Wreck Site, and all future artifacts recovered from the Wreck Site, subject to conservation and safekeeping arrangements deemed sufficient by the Court.

We, our partners and contractors, expect to conduct salvage operations within the guidelines of the ISC.  We take into account complying with the ISC when estimating costs for the Steamship Pulaski salvaging operations.

Project “Connaught” – Government or environmental regulations that may restrict our operations.

We believe that the target site identified as Connaught is the wreck of the Connaught, a paddlewheel steamer that sank in October 1860.  That shipwreck is located approximately 125 miles off the coast of the United States of America (“U.S.”).  While the U.S. has not ratified the LOS, this location is recognized under U.S. law as being in international waters.  We elected to submit to the jurisdiction of the United States Federal Courts by filing a case in admiralty on October 3, 2014 in the U.S. District Court for the Middle District of Florida.  The process of adjudicating ownership and claims, including our request for a salvage claim or, in the alternative, title to the ship and its cargo, will proceed in the U.S. District Court pursuant to U.S. admiralty law.  The right to salvage a privately own vessel is not subject to approval of the U.S. courts or any government agency.  Once a party has submitted themselves to the jurisdiction of the U.S. federal courts, the court can determine the ownership rights to the cargo salvaged and the amount of a salvage award according to precedent cases ruled upon by the U.S. Supreme Court.

The United States Coast Guard undertakes marine environmental protection in U.S. waters pursuant to Volume IX of its Marine Environmental Protection – Marine Safety Manual – COMDTINST M16000.14.  As specified in Chapter 1 on page 16, the U.S. Coast Guard also looks to the International Convention on Salvage for guidance on salvage operations even though the U.S. has not ratified that treaty.  We and our contractors expect to conduct salvage operations within the guidelines of the ICS.  The Company and its contractors take into account complying with the ISC when estimating costs for the Connaught cargo recovery operations.

Project “Black Marlin” – Government or environmental regulations that may restrict our operations.

The island nation has signed and ratified the United Nations Convention on the Law of the Seas (the “LOS”).  In this capacity and in keeping with the provisions of the LOS, the island nation asserts jurisdiction over its territorial waters, defined by the LOS as 12 nautical miles, 22.2 kilometers, or 13.1 miles from the low water mark of the coastal state.  Based upon our historical research, we believe the “Black Marlin” sank within the territorial waters of the island nation.  While the island nation is not a signatory to nor has it ratified the International Convention on Salvage (“ICS”), we and our contractors operate in accordance the provisions of the ICS.  Those provisions state generally, that in undertaking salvage a salvage company shall exercise due care in order to minimizing damage to the environment.  Damage to the environment is defined by the Treaty under Article 1 (d) as follows: “Damage to the environment” means substantial physical damage to human health or to marine life or resources in coastal or inland waters or areas adjacent thereto, caused by pollution, contamination, fire, explosion, or similar major incidents.” We and our contractors take into account complying with the ISC when estimating costs for the “Black Marlin” cargo recovery operations.  The island country has no written laws or regulations with respect to salvage operations in general and has placed no additional restrictions on our operations when and if we begin operations to locate and recover the “Black Marlin’s” cargo.

ITEM 1A.—RISK FACTORS

Risks Related to Our Overall Business Operations

If we fail to develop or maintain an effective system of internal controls, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential stockholders could lose confidence in our financial reporting, which would harm our business and the trading price of our common stock.

Effective internal controls are necessary for us to provide reliable financial reports, prevent fraud and operate successfully as a public company. If we cannot provide reliable financial reports or prevent fraud, our reputation and operating results would be harmed. We cannot be certain that our efforts to develop and maintain our internal controls will be successful, that we will be able to maintain adequate controls over our financial processes and reporting in the future or that we will be able to comply with our obligations under Section 404 of the Sarbanes Oxley Act of 2002. Any failure to develop or maintain effective internal controls, or difficulties encountered in implementing or improving our internal controls, could harm our operating results or cause us to fail to meet our reporting obligations. Ineffective internal controls could also cause investors to lose confidence in our reported financial information, which would likely have a negative effect on the trading price of our common stock.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  Our consolidated statements of operations for the years ended December 31, 2017, and 2016, reflect net losses of $377,232 and $378,640 respectively.  These factors raise substantial doubt about our ability to continue as a going concern for a reasonable period of time.

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

Micah Eldred and Carl Dilley, and their affiliated entities, own approximately 42.79% and 21.79% of our issued and outstanding shares of common stock, respectively, and they will have significant influence over the outcome of matters that require shareholder approval, including election of directors and, accordingly, over our business and corporate matters.  They may exercise their voting rights in ways that they believe is in their best interests, which may conflict with the interest of our other shareholders.

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

ITEM 3—LEGAL PROCEEDINGS

As of December 31, 2017, there are no material, pending legal proceedings (other than ordinary routine litigation incidental to our business, if any) to which we are a party or of which any of our properties is the subject. Also, our management is not aware of any legal proceedings contemplated by any governmental authority against us.

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

High and Low Bid Prices on Our Common Stock

Year	Quarter Ended	High	Low
2017	December 31	$ 0.75	$ 0.14
2017	September 30	$ 0.30	$ 0.13
2017	June 30	$ 0.36	$ 0.10
2017	March 31	$ 0.44	$ 0.20
2016	December 31	$ 0.30	$ 0.20
2016	September 30	$ 0.45	$ 0.30
2016	June 30	$ 0.44	$ 0.22
2016	March 31	$ 0.44	$ 0.20

As of December 31, 2017 there were 439 active shareholders of record. The Board of Directors believes that the number of beneficial owners is greater than the number of record holders because a portion of our outstanding common stock is held in broker “street names” for the benefit of individual investors.

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

Warrants and Options

As of December 31, 2017, we had issued non-qualified options to purchase 3,800,000 shares of our common stock at any time prior to December 31, 2020, with an exercise price of $0.25 per share, non-qualified warrants to purchase 409,180 shares of our common stock at any time prior to December 22, 2025, with an exercise price of $0.25 per share, and non-qualified warrants to purchase 250,000 shares of our common stock at any time prior to May 25, 2019, with an exercise price of $0.25 per share.

Equity Compensation Plan Information

The following table summarizes the equity compensation plans under which our equity securities could be issued as of December 31, 2017:

	(a)	(b)	(c)
	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Equity compensation plans approved by shareholders
Equity compensation plans not approved by shareholders(1)	3,800,000	$ 0.25	1,750,000
Totals	3,800,000	$ 0.25	1,750,000

(1)	Includes shares of our common stock authorized for awards under the 2014 Non-qualified Stock Option Plan.

Our Board of Directors adopted the 2014 Non-qualified Stock Option Plan on December 31, 2013.  The Plan had an original termination date of December 31, 2017. However, on December 29, 2017 the Board of Directors extended the termination date to December 31, 2020.  Under the Plan, 7,000,000 shares of common stock are reserved for issuance to non-employee directors, officers, employees, consultants and advisors.  The terms of each option award will be determined by the Board, or a duly appointed board committee, provided that no employee may receive options to purchase more than 5 million shares under the Plan, the exercise price must be at least equal to the fair market value of a share of common stock (as defined in the Plan) on the date of grant, and no option may be exercisable more than 10 years after the date of grant.  Shares awarded under the Plan may be from authorized and unissued shares or treasury shares.

Transfer Agent

Our transfer agent is Island Capital Management, LLC, doing business as Island Stock Transfer, and can be reached at the following address:

Island Stock Transfer

15500 Roosevelt Blvd., Suite 301

Clearwater, FL  33760

Tel: (727) 289-0010

Our transfer agent is owned by Connect X Capital Markets, LLC (or “Connect X”). Connect X is owned by Micah Eldred, our Chairman, Chief Executive Officer and President.

Issuances of Unregistered Securities

On February 12, 2015, we entered into a Debt Conversion Agreement with Connect X relating to the conversion of indebtedness to Connect X in the amount of $85,000. This amount represents the related party debt payable to Connect X as of that date.  The terms of the agreement allowed for Connect X to convert this debt into common stock at $0.25 per share.  Connect X converted all of such debt into shares, as a result of which we issued 340,000 shares to Connect X.

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

On August 16, 2017, the Company issued 250,000 common shares at $.21 per share as consideration for amending a joint venture agreement.

On August 24, 2017, the Company issued 30,000 common shares at $.2231 per share for services.

On December 19, 2017, 164,820 warrant shares were exercised via cashless exercise resulting in the issuance of 105,955 shares of common stock.

All of the foregoing shares issuances were exempt from registration under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 6—SELECTED FINANCIAL DATA

Not applicable, because we are a smaller reporting company.

ITEM 7—MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this annual report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions.

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

Plan of Operation

Salvage operations of Steamship Pulaski began in December 2017, and are currently underway to recover the cargo of what we believe to be the Steamship Pulaski.  It is anticipated that the cost of this salvage operation will be approximately $300,000 - $500,000.  To date we have recovered dozens of silver and gold coins, dishware, and components of the vessel.  This salvage operation is expected to continue throughout 2018 and into early 2019.  We need additional working capital to continue the recovery of cargo from this steamship.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in a position to complete the recovery of cargo of what we believe to be the Steamship Pulaski.

Side-scan sonar survey operations on Project Connaught began in July 2013.  Over the course of this initial survey, approximately 700 square miles were digitally mapped.  This sonar imagery was then post-processed and evaluated for potential targets.  In October 2014, we positively identified the target of Project “Sailfish,” as that of the Steamship Connaught via video and sonar imagery.  The cost of recovering the cargo of the Connaught is estimated to be $1,000,000 to $1,500,000.  We need additional working capital to recover the cargo of the Connaught.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in position to recover the cargo of the Connaught.

In November 2013, Endurance LLC entered into a contract with the sovereign government of an island nation in the Indian Ocean.  The contract provides us with a three-year period in which to operate within the territorial waters of the nation with full permission to survey for and recover the “Black Marlin” and her silver cargo.  We are currently pursuing an option to extend the existing contract but there are no assurances that we will be granted a contract extension.  Net proceeds of our recovery efforts, after payment of the costs to recover, transport, store and insure any recovered items, will be split between us (75%) and the island government (25%).  The cost of finding and recovering the cargo of the “Black Marlin” is estimated to be $2,000,000.  We need additional working capital to undertake the search for the “Black Marlin.”  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in position to search for and recover the cargo of the “Black Marlin.”

Results of Operations

The following information represents our results of operations for the years ended December 31, 2017 and 2016.

2017 Compared to 2016

Increase/(Decrease)			2017 vs. 2016
	2017	2016	$	%
Total revenue	$ -	$ -	$ -	$ -

Operations and research	131,086	51,955	79,131	152%
Marketing and promotion	36,820	18,680	18,140	97%
General and administrative	128,855	202,524	(72,639)	(36%)
Depreciation	79,441	102,485	(23,044)	(22%)
Total operating expenses	$ 377,232	$ 375,644	$ (1,588)	(0%)

Other income (expense)	-	$ (2,996)	$ 2,996	(100%)

Net income (loss)	$ (377,232)	$ (378,640)	$ 1,408	0%

Revenue

Since inception through December 31, 2017, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

Operations and research expenses

Operations and research expenses primarily include all costs within Research, which include costs for travel and consultants, and Salvage and Marine Operations, which include marina fees, repairs and maintenance, fuel, boat expenses and contract crew services. We incurred operations and research expenses of $131,086 for the year ended December 31, 2017 as compared to $51,955 for the year ended December 31, 2016, an increase of $79,131.  The primary reason for this increase is a result of the increased spending on salvage and marine operations.

Marketing and promotion expenses

Marketing and promotion expenses include all costs associated with advertising, printing and travel expenses. We incurred marketing and promotion expenses of $36,820 for the year ended December 31, 2017 as compared to $18,680 for the year ended December 31, 2016, an increase of $18,140.  This increase is primarily due to an increase in advertising expenses.

General and administrative expenses

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues and subscriptions and other administrative expenses. Also, included in this category are any costs associated with stock-based compensation. We incurred general and administrative expenses of $129,885 for the year ended December 31, 2017 as compared to $202,524 for the year ended December 31, 2016, a decrease of $72,639.

Net Losses

For the year ended December 31, 2017, we incurred a net loss of $377,232 as compared to $378,640 for the year ended December 31, 2016.

Current Liquidity and Capital Resources

	2017	2016
Summary of Cash Flows:
Net cash (used) by operating activities	$ (327,597)	$ (235,802)
Net cash (used) by investing activities	(13,806)	-
Net cash provided by financing activities	344,000	237,500
Net increase in cash and cash equivalents	2,597	1,698
Beginning cash and cash equivalents	2,523	825
Ending cash and cash equivalents	$ 5,120	$ 2,523

Discussion of Cash Flows

Operating Activities

Cash used in operations of $327,597 during the year ended December 31, 2017 was primarily a result of our $377,232 net loss reconciled with our net non-cash expenses relating to stock based compensation, depreciation expense, accounts payable and accrued liabilities.  Cash used in operations of $235,802 during the year ended December 31, 2016 was primarily a result of our $378,640 net loss reconciled with our net non-cash expenses relating to stock based compensation, depreciation expense, accounts payable, accrued liabilities and other assets.

Investing Activities

Cash used in investing activities of $13,806 during the year ended December 31, 2017 was due to the acquisition of equipment.

Financing Activities

Net cash provided by financing activities was $344,000 for the year ended December 31, 2017, which consisted completely of funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

During the year ended December 31, 2017, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $337,000. Additionally, the Company’s CEO made net advances to the Company of $7,000. The advances were to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.

Future Capital Requirements

Our current available cash and cash equivalents are insufficient to satisfy our liquidity requirements.  Our capital requirements for 2018 will depend on numerous factors, including management’s evaluation of the timing of projects to pursue. Subject to our ability to generate revenues and cash flow from operations and our ability to raise additional capital (including through possible joint ventures and/or partnerships), we expect to incur substantial expenditures to carry out our business plan, as well as costs associated with our capital raising efforts and being a public company.

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

Research and Development

For the years ended December 31, 2017 and 2016, we incurred expenses for research consultants and travel of $567 and $2,462.

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

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2017 and December 31, 2016, the Company had $5,120 and $2,523 in cash, respectively, and $48,894 and $146,490 in negative working capital, respectively.  For the years ended December 31, 2017 and 2016, the Company had a net loss of $377,232 and $378,640, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

ITEM 7A—QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8 – FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ENDURANCE EXPLORATION GROUP, INC.

CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of

Endurance Exploration Group, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Endurance Exploration Group, Inc. (the Company) as of December 31, 2017 and 2016, the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2017 and 2016, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the year ended December 31, 2017 and 2016, in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the accompanying financial statements, the Company has significant net losses and cash flow deficiencies. Those conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are described in Note C. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Green & Company, CPAs

Tampa, FL 33618

March 29, 2018

We have served as the Company’s auditor since 2015.

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016
ASSETS
Current Assets
Cash and cash equivalents	$ 5,120	$ 2,523
Prepaid expenses	350,000	-
Total Current Assets	355,120	2,523

Fixed Assets
Equipment, furniture and fixtures	693,221	679,415
Accumulated depreciation	(537,726)	(458,285)
Total Fixed Assets - net	155,495	221,130
Other assets	-	350,000

TOTAL ASSETS	$ 510,615	$ 573,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 60,014	$ 149,013
Loans and notes payable to related parties	344,000	-
Total Current Liabilities	404,014	149,013

TOTAL LIABILITIES	404,014	149,013

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,410,324 and 43,024,369 shares issued and outstanding at December 31, 2017 and 2016, respectively	434,104	430,244
Additional paid in capital	7,026,209	6,970,876
Accumulated deficit	(7,353,712)	(6,976,480)
TOTAL STOCKHOLDERS’ EQUITY	106,601	424,640
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 510,615	$ 573,653

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016

Revenues	$ -	$ -

Operating Expenses
Operations and research	131,086	51,955
Marketing and promotion	36,820	18,680
General and administrative	129,885	202,524
Depreciation	79,441	102,485
Total operating expenses	377,232	375,644

Net loss from operations	(377,232)	(375,644)

Non-operating activity
Interest expense	-	(2,996)
Net loss	$ (377,232)	$ (378,640)
Basic and diluted loss per share	$ (0.01)	$ (0.01)
Weighted average number of shares outstanding	43,134,637	43,024,369

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Preferred Stock		Common Stock
	Shares	Amount	Shares	Amount	Additional Paid in Capital	Accumulated (Deficit)	Total
Balances, December 31, 2015	-	$ -	43,024,369	$ 430,244	$ 6,520,724	$ (6,597,840)	$ 353,128

Contributed capital from related party debt forgiveness					406,598		406,598

Issuance of options for services					43,554		43,554

Net loss for the year ended December 31, 2016						(378,640)	(378,640)
Balances, December 31, 2016	-	$ -	43,024,369	$ 430,244	$ 6,970,876	$ (6,976,480)	$ 424,640

Issuance of shares for services			30,000	300	6,393		6,693

Issuance of shares for consideration under joint venture agreement			250,000	2,500	50,000		52,500

Issuance of shares in exchange for warrant exercise			105,955	1,060	(1,060)		-

Net loss for the year ended December 31, 2017						(377,232)	(377,232)
Balances, December 31, 2017	-	$ -	43,410,324	$ 434,104	$ 7,026,209	$ (7,353,712)	$ 106,061

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2017	For the Year Ended December 31, 2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (377,232)	$ (378,640)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	79,441	102,485
Stock based compensation	59,193	43,554
Changes in operating assets and liabilities:
Other assets	-	1,100
Accounts payable and accrued expenses	(88,999)	(4,301)
Net Cash Used by Operating Activities	(327,597)	(235,802)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisitions of equipment	(13,806)	-
Net Cash Used by Investing Activities	(13,806)	-

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	344,000	237,500
Net Cash Provided by Financing Activates	344,000	237,500

Net increase (decrease) in cash and cash equivalents	2,597	1,698
Cash and cash equivalents, beginning of period	2,523	825
Cash and cash equivalents, end of period	$ 5,120	$ 2,523

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

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

DECEMBER 31, 2017

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

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of December 31, 2017. The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.  The formation of EXPL SWORDFISH LLC, occurred on January 6, 2017.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable.  Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of December 31, 2017 and 2016, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). As of December 31, 2017, there were 4,388,544 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of December 31, 2017, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black - Scholes valuation model.

New Accounting Pronouncements

In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-

The new standard provides a five-step approach to be applied to all contracts with customers and also requires expanded disclosures about revenue recognition.

In August 2015, the effective date was deferred to reporting periods, including interim periods, beginning after December 31, 2017, and will be applied retrospectively. Early adoption is not permitted.

The Company has completed its assessment of the impact of the new revenue standard on the Company's financial position and believes the new standard will not have a material impact.  The Company will adopt the standard using the modified retrospective method of adoption. The Company's revenue arises from contracts with customers in which the sale of doré is the single performance obligation under the customer contract. Accordingly, revenue will continue to be recognized at a point in time when control of the asset is transferred to the customer, which is generally consistent with the Company's current accounting policies.

ASU 2014-09 provides presentation and disclosure requirements which are more detailed than under current GAAP.

In February 2016, FASB issued ASC 842 that requires lessees to recognize lease assets and corresponding lease liabilities on the balance sheet for all leases with terms of more than 12 months. The update, which supersedes existing lease guidance, will continue to classify leases as either finance or operating, with the classification determining the pattern of expense recognition in the income statement.

The ASU will be effective for annual and interim periods beginning January 1, 2019, with early adoption permitted, and is applicable on a modified retrospective basis with various optional practical expedients. The Company is assessing the impact of this standard.

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to December 31, 2017 through the date these financial statements were issued.

NOTE B – JOINT VENTURE

Effective January 9, 2017, the Company, through a newly formed, wholly owned subsidiary, EXPL Swordfish, LLC (“EXPL Swordfish”), entered into a joint-venture agreement (“Agreement”) with Deep Blue Exploration, LLC, d/b/a Marex (“Marex”).  The joint venture between EXPL Swordfish and Marex is referred to as Swordfish Partners.

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

Swordfish Partners meets the definition of a Variable Interest Entity (“VIE”) under ASC 810. The subsections of ASC 810-10 provide that a party that controls a VIE is considered to be its primary beneficiary. The primary beneficiary of a VIE is required to consolidate the financial results. EXPL SWORDFISH LLC has determined it is the primary beneficiary of Swordfish Partners. All of the expenses incurred to date for Swordfish Partners have been funded by EXPL Swordfish. Deep Blue Exploration LLC has not paid any expenses on behalf of Swordfish Partners. The financial statements of Swordfish Partners has been consolidated in the reporting entities financials via EXPL Swordfish LLC.

The results of operations for Swordfish Partners for the year ended December 31, 2017 is as follows:

For the Year Ended December 31, 2017

Revenues	$ -

Operating Expenses
Operations and research	130,946
Marketing and promotion	3,000
General and administrative	30,608
Total operating expenses	164,554

Net loss	$ (164,554)

NOTE C – GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At December 31, 2017 and December 31, 2016, the Company had $5,120 and $2,523 in cash, respectively, and $48,894 and $146,490 in negative working capital, respectively.  For the years ended December 31, 2017 and 2016, the Company had a net loss of $377,232 and $378,640, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE D – ACQUISITION OF ENDURANCE EXPLORATION GROUP LLC MEMBERSHIP INTERESTS

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

NOTE E – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc., a related party, to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of December 31, 2017, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in other assets. The Company expects the services to be rendered in the near future.

NOTE F – FIXED ASSETS

Fixed assets consist of the following at December 31, 2017 and 2016:

	December 31,	December 31,
	2017	2016

Vessels and equipment	$ 679,129	$ 665,323
Computers and peripherals	14,092	14,092
	693,221	679,415
Less: Accumulated depreciation	(537,726)	(458,285)
Fixed Assets - net	$ 155,495	$ 221,130

Depreciation expense was $79,441 and $102,485 for the years ended December 31, 2017 and 2016, respectively.

NOTE G – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at December 31, 2017 and 2016 as detailed below are summarized as follows:

	December 31, 2017	December 31, 2016

Notes payable – related parties	$ 337,000	$ -
Advances from related parties	7,000	-
	$ 344,000	$ -

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

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2017 or 2016.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with EDGAR, XBRL and Proxy services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2017 or 2016.

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

During the year ended December 31, 2016, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $237,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2016, the full amount of these advances totaling $333,000 was forgiven as additional contributed capital.

During the year ended December 31, 2017, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $337,000. Additionally, the Company’s CEO made net advances to the Company of $7,000. The advances were to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.

NOTE H – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. As of the years ended December 31, 2017 and 2016 there are no shared issued or outstanding.

The Company has 100,000,000 shares of common stock authorized with a par value of $0.01. As of the years ended December 31, 2017 and 2016 there are 43,410,324 and 43,024,369 shares issued and outstanding, respectively.

On May 25, 2016, the Company issued a three-year option to purchase 250,000 common shares at an exercise price of $0.25 per share.

On August 16, 2017, the Company issued 250,000 common shares at $.21 per share as consideration for amending a joint venture agreement.

On August 24, 2017, the Company issued 30,000 common shares at $.2231 per share for services.

On December 29, 2017, the Company issued 105,955 common shares in exchange for the exercise of warrants.

NOTE I – OPTIONS

Our Board of Directors adopted the 2014 Non-qualified Stock Option Plan on December 31, 2013.  The Plan had an original termination date of December 31, 2017. However, on December 29, 2017 the Board of Directors extended the termination date to December 31, 2020.  Under the Plan, 7,000,000 shares of common stock are reserved for issuance to non-employee directors, officers, employees, consultants and advisors.  The terms of each option award will be determined by the Board, or a duly appointed board committee, provided that no employee may receive options to purchase more than 5 million shares under the Plan, the exercise price must be at least equal to the fair market value of a share of common stock (as defined in the Plan) on the date of grant, and no option may be exercisable more than 10 years after the date of grant.  Shares awarded under the Plan may be from authorized and unissued shares or treasury shares.

As of December 31, 2017, the Company had outstanding non-qualified options to purchase 3,800,000 shares of our common stock at any time prior to their expiration dates with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - January 1, 2016	5,000,000	$ 0.25	2.0 years	$ 0.10
Granted / Vested	-			-
Exercised	-

Options Outstanding - December 31, 2016	5,000,000	$ 0.25	1.0 year	$ (0.05)
Granted / Vested	-			-
Exercised
Forfeited/expired/cancelled	(1,200,000)

Options Outstanding – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45

Outstanding Exercisable – December 31, 2016	5,000,000	$ 0.25	1.0 year	$ (0.05)
Outstanding Exercisable – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45

NOTE J – WARRANTS

As of December 31, 2017, the Company had 659,180 warrants outstanding. On December 29, 2017, 164,820 warrants were exercised via cashless exercise into 105,955 shares of our common stock.

The following table represents stock option activity as of and for the year ended December 31, 2017:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding - January 1, 2016	574,000	$ 0.25	9.9 years	$ 0.10
Issued	250,000	$ 0.25	3.0 years	$ -
Exercised	-			-
Expired	-			-

Warrants Outstanding - December 31, 2016	824,000	$ 0.25	6.9 years	$ (0.05)
Issued	-			-
Exercised	(164,820)	$ 0.25	8.0 years	$ 0.45
Expired	-			-

Warrants Outstanding – December 31, 2017	659,180	$ 0.25	5.5 years	$ 0.45

Outstanding Exercisable – December 31, 2016	659,180	$ 0.25	6.9 years	$ (0.05)
Outstanding Exercisable – December 31, 2017	659,180	$ 0.25	5.5 years	$ 0.45

We measured the warrants at their issue date using a Black-Scholes option pricing model. We used the following Black-Scholes assumptions in arriving at the fair value of options granted on May 25, 2016:

Expected Life In Years	2.0
Risk-free Interest Rates	1.080%
Volatility	144.64%
Dividend Yield	0%

NOTE K – INCOME TAXES

Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company has net operating losses of $7,343,777 since inception on January 19, 2006. The Company computes tax asset benefits for net operating losses carried forward. Potential benefit of net operating losses have not been recognized in these financial statements because the Company cannot be assured it is more likely than not it will utilize the net operating losses carried forward in future years. The net operating loss can be carried forward indefinitely.  Due to discontinuing operation in June 2008 and the change in ownership, restrictions may apply.

The components of the net deferred tax asset at December 31, 2017 and December 31, 2016 and the statutory tax rate, the effective tax rate and the elected amount of the valuation allowance are indicated below:

	December 31,	December 31,
	2017	2016

Net Operating Losses	$ 7,353,712	$ 6,976,480
Statutory Tax Rate	21%	35%
Effective Tax Rate	-	-
Deferred Tax Asset	1,544,279	2,441,768
Valuation Allowance	(1,544,279)	(2,441,768)
Net Deferred Tax Asset	$ -	$ -

The tax years ended December 31, 2015, 2016 and 2017 are open for audit by both federal and state taxing authorities.

Income tax benefit resulting from applying statutory rates in jurisdictions in which we are taxed (Federal and State of Florida) differs from the income tax provision (benefit) in our financial statements. The following table reflects the reconciliation for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016
Benefit at federal and statutory rate	(35)%	(35)%
Change in valuation allowance	35%	35%
Effective tax rate	0%	0%

NOTE L – SUBSEQUENT EVENTS

In March 2018, Micah Eldred agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which are secured by a Security Agreement on the Company’s assets.

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

Under the supervision and with the participation of our president, management conducted an evaluation of the effectiveness of our internal control over financial reporting, as of December 31, 2017, based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation under this framework, management concluded that our internal control over financial reporting was not effective as of the evaluation date.

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

Management is in the process of establishing the necessary controls over financial reporting to address the above material weaknesses. There were no other changes in our internal control over financial reporting that occurred during the last fiscal quarter for our fiscal year ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART III

ITEM 10 - DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Set forth below is the name, age and present principal occupation or employment, and material occupations, positions, offices or employments for the past five years of our current directors and executive officers:

Officers and Directors

Name	Age	Position
Micah Eldred	49	Director, President, Chief Executive Officer
Carl Dilley	62	Director and Vice President
Christine Zitman	48	Director, Chief Financial Officer, Secretary and Treasurer
Steve Saint Amour	53	Director
Ermanno Santilli	48	Director
Robert S. Darbee	72	VP of Shareholder Communications

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

Carl Dilley has served as a Director since January 2013, and was appointed as Vice President in January 2013. Mr. Dilley served as president of Island Stock Transfer, a division of Island Capital Management, LLC, from 2003 until his retirement from Island in January 2018 and acts as senior executive officer responsible for oversight of day to day operations and is actively involved in the sales and marketing process. Island Stock Transfer is our transfer agent.  He is also president of Vacation Travel Corp, which operates an on-line travel agency and tour operations situated in Costa Rica and Panama.  Carl Dilley was a co-founder of Endurance Exploration Group, LLC.

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

Robert S. Darbee was appointed as Vice President of Shareholder Communications on November 22, 2017.  Mr. Darbee is the CEO of Omni Capital Corporation of New York, a company in the business of identifying and giving market exposure to the most promising small companies.  He is the former President of The Bank of New York Trust Company, a principal subsidiary of The Bank of New York and its primary institutional investment arm, where he held a seat on the bank’s Investment Policy Committee for over 10 years.  During that time he built the institutional portfolio unit from $20 billion to $75 billion in assets. Additionally, he was Vice President and department head at various times for both private and institutional portfolio management at the parent, Bank of New York.  His responsibilities included oversight of research, trading and portfolio management.  Previously, at Bankers Trust Company, he served as Senior Vice President and division head responsible for private investments.  Mr. Darbee was also previously with White Weld & Co., and Shearson Hamill.  He holds a BS (Chemical Engineering) from Lafayette College and an MBA(Finance) with Honors (Beta Gamma Sigma) from New York University.

Term of Office

Our directors are appointed for one-year terms to hold office until the next annual meeting of our shareholders or until removed from office in accordance with our bylaws. Our executive officers are appointed by our Board of Directors and hold office pursuant to employment agreements or until removed by the Board.

Family Relationships

There are no family relationships between or among the directors or executive officers.

Director Independence

The Board had no independent Directors during 2017.

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

Based solely on a review of copies of reports filed with the SEC and submitted to us and on written representations by certain of our directors and executive officers, we believe that all of our directors and executive officers complied on a timely basis during the fiscal year ended December 31, 2017 with the reporting requirements of Section 16(a) the Exchange Act.

ITEM 11- EXECUTIVE COMPENSATION

The following table sets forth information concerning the annual and long-term compensation of our President and Chief Executive Officer, our Treasurer, and the three most highly compensated executive officers who served at the end of the fiscal years December 31, 2017 and 2016. The listed individuals shall be hereinafter referred to as the “Named Executive Officers.”

Summary Compensation

Name and principal position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)[1]	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Micah Eldred President and CEO	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Carl Dilley Vice President	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Christine Zitman Secretary and Treasurer	2017	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2016	-0-	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Robert S. Darbee	2017	$ 3,000	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Outstanding Equity Awards at Fiscal Year-End

The following table provides information about equity awards held by the named executive officers and outstanding at December 31, 2017.  All of the options listed were granted on December 31, 2013, and were exercisable in full as of the date of grant.

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#)	Market Value Of Shares Of Units Of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights that Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Micah Eldred	1,000,000	-0-	-0-	$ 0.25	12/31/2020	-0-	-0-	-0-	-0-
Carl Dilley	1,000,000	-0-	-0-	$ 0.25	12/31/2020	-0-	-0-	-0-	-0-
Christine Zitman	1,000,000	-0-	-0-	$ 0.25	12/31/2020	-0-	-0-	-0-	-0-

Compensation of Directors

During 2017, our Directors, who also served as our officers, were not separately compensated for their service as Directors. Their compensation is reflected in the Summary Compensation Table above. Our directors currently serve without compensation. All travel and lodging expenses associated with corporate matters are reimbursed by us, if and when incurred. Management deemed the value of these services to be immaterial.  Cash or equity compensation for our directors may be authorized in the future.

Board of Directors and Committees

As of December 31, 2017, our Board of Directors consisted of Micah Eldred, Carl Dilley, Christine Zitman, Steve Saint Amour and Ermano Santilli.  The Board has not appointed any committees.

Employment Agreements

Commencing December 2017, we agreed to pay Mr. Darbee a monthly consulting fee of $3,000 per month in connection with his appointment as Vice President of Shareholder Communications.

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

ITEM 12—SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following tables set forth information concerning the beneficial ownership of shares of our common stock with respect to stockholders who were known by us to be beneficial owners of more than 5% of our common stock as of December 31, 2017, and our officers and directors, individually and as a group. Unless otherwise indicated, the beneficial owner has sole voting and investment power with respect to such shares of common stock.

Security Ownership of Certain Beneficial Owners and Management

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percent of Class
Micah Eldred, President, CEO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	20,915,815(2)	42.79%
Carl Dilley, Director, Vice President 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	10,650,924(2)	21.79%
Christine Zitman, Secretary, Treasurer, CFO, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,353,092(2)	4.81%
Steven Saint Amour, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	2,450,000(3)	5.01%
Ermanno Santilli, Director 15500 Roosevelt Blvd, Suite 301 Clearwater, FL 33760	250,000(3)	.51%
Robert S. Darbee, VP of Shareholder Communications 15500 Roosevelt Blvd., Suite 301 Clearwater, FL 33760	200,000(4)	.41%
All Directors and Officers as a Group (Five persons)	36,819,831	75.33%

(1)  Based upon 43,410,324 shares issued and outstanding as of December 31, 2017.  Beneficial ownership is determined in accordance with Commission rules and generally includes voting or investment power with respect to securities. Shares of common stock subject to options, warrants and convertible preferred stock currently exercisable or convertible, or exercisable or convertible within sixty (60) days, would be counted as outstanding for computing the percentage of the person holding such options or warrants but not counted as outstanding for computing the percentage of any other person.

(2)  Includes 1,000,000 stock options exercisable until December 31, 2020 at a price of $0.25 per share, for each of Micah Eldred, Carl Dilley and Christine Zitman.

(3)  Includes 250,000 stock options exercisable until December 31, 2020 at a price of $0.25 per share.

(4)  Represents 200,000 stock options exercisable until December 31, 2020 at a price of $0.25 per share.

ITEM 13 – CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, the Company assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  As of December 31, 2017, the full balance of the note plus accrued interest, totaling $73,598 was forgiven by Micah Eldred as additional contributed capital.

The Company has entered into a contract with Island, which is owned and controlled by Endeavour, to serve as its transfer agent.  It did not charge the Company for its services during the years ended December 31, 2017 or 2016.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide the Company with printing and other services relating to its filings with the SEC.  It did not charge the Company for its services during the years ended December 31, 2017 or 2016.

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

During the year ended December 31, 2017, Endeavour Cooperative Partners, LLC made net advances to the Company in the aggregate amount of $337,000. Additionally, the Company’s CEO made net advances to the Company of $7,000. The advances were to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  Interest has not been imputed on this balance as management has deemed it to be immaterial.

In March 2018, Micah Eldred agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which are secured by a Security Agreement on the Company’s assets.

Other than as described above, we have not entered into any transactions with our officers, promoters, directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since January 1, 2012, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years.  It is anticipated that we will continue to borrow from Endeavour Cooperative Partners and its subsidiaries in 2018 to meet our cash needs.  It is anticipated that the terms of such borrowings will be more favorable than we could obtain from independent third parties, and that we may enter into additional agreements with Endeavour to allow us to repay such indebtedness in shares of common stock.

As stated in Item 4 – Security Ownership of Certain Beneficial Owners and Management, Micah Eldred beneficially controls 42.79% of the Company.  The basis for this beneficial control includes the direct ownership of 19,713,356 common shares, the joint ownership with his spouse of 2,459 common shares and the direct ownership of 1,000,000 stock options exercisable through December 31, 2020.

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

On December 31, 2013, as a consequence of acquiring the membership interests of Endurance LLC, we assumed a liability of Endurance LLC to Micah Eldred under a demand promissory note, dated June 19, 2012, in the original principal amount of $60,000, bearing interest at 5%.  As of December 31, 2017, the full balance of the note plus accrued interest, totaling $73,598 was forgiven by Micah Eldred as additional contributed capital.

We have entered into a contract with Island Capital Management LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to serve as our transfer agent.  It did not charge us for its services during 2017 or 2016.

We have entered into a contract with Proxy & Printing LLC, which is owned and controlled by Micah Eldred and Carl Dilley, to provide us with printing and other services relating to our filings with the SEC.  It did not charge us for its services during 2017 or 2016.

In March 2018, Micah Eldred agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which are secured by a Security Agreement on the Company’s assets.

Other than as described above, we have not entered into any transactions with our officers, Directors, persons nominated for these positions, beneficial owners of 5% or more of our common stock, or family members of these persons since January 1, 2012, wherein the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000 or 1% of the average of our total assets for the last two fiscal years. It is anticipated that we will continue to borrow from Endeavour Cooperative Partners and its subsidiaries in 2018 to meet our cash needs.  It is anticipated that the terms of such borrowings will be more favorable than we could obtain from independent third parties, and that we may enter into additional agreements with Endeavour to allow us to repay such indebtedness in shares of common stock.

Director Independence

The Board had no independent Directors during 2017.

ITEM 14 PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit and Non-Audit Fees

The following table represents fees for the professional audit services and fees billed for other services rendered by our auditors, and any other fees billed for other services rendered by them during these periods.

	Year Ended December 31, 2017	Year Ended December 31, 2016
Audit fees	$ 24,000	$ 24,000
Audit-related fees	3,750	3,750
Tax fees	-	-
All other fees	-	-
Total	$ 27,750	$ 27,750

Since our inception, our Board of Directors, performing the duties of an audit committee, reviews all audit and non-audit related fees at least annually. The Board of Directors pre-approved all audit related services in fiscal years 2017 and 2016.

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

__________________________________________

*  Indicates management

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Exchange Act, the Registrant has duly caused this Report to be signed on its behalf by the undersigned thereunto duly authorized, this 29th day of March 2018.

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

/s/ Micah Eldred	Date: March 29, 2018
Micah Eldred
Director, Chief Executive Officer and President

/s/ Christine Zitman	Date: March 29, 2018
Christine Zitman
Director, Chief Financial Officer, Secretary, Treasurer