Form 10-Q
period 2018-03-31
Endurance Exploration Group, Inc.
filed 2018-05-15
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2018

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
Emerging growth company [X]

If an emerging growth company indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

As of May 15, 2018, the registrant had 43,410,324 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at March 31, 2018 and December 31, 2017	4

Consolidated Statements of Operations for the three months ended March 31, 2018 and 2017	5

Consolidated Statements of Cash Flows for the three months ended March 31, 2018 and 2017	6

Notes to the Consolidated Financial Statements	7

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2018 (Unaudited)	2017
ASSETS
Current Assets
Cash and cash equivalents	$ 618	$ 5,120
Inventory	32,963	-
Prepaid expenses	-	350,000
Total Current Assets	33,581	355,120

Fixed Assets
Equipment, furniture and fixtures	693,221	693,221
Accumulated depreciation	(549,365)	(537,726)
Total Fixed Assets - net	143,856	155,495

Other assets	350,000	-
TOTAL ASSETS	$ 527,437	$ 510,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 46,004	$ 60,014
Loans and notes payable to related parties	454,000	344,000
Total Current Liabilities	500,004	404,014

TOTAL LIABILITIES	500,004	404,014

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,410,324 and 43,410,324 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	434,104	434,104
Additional paid in capital	7,026,209	7,026,209
Accumulated deficit	(7,432,880)	(7,353,712)
TOTAL STOCKHOLDERS’ EQUITY	27,433	106,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 527,437	$ 510,615

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2018 (Unaudited)	For the Three Months Ended March 31, 2017 (Unaudited)

Revenues	$ -	$ -

Operating Expenses
Operations and research	8,669	14,846
Marketing and promotion	11,226	12,388
General and administrative	43,156	47,445
Depreciation	11,639	25,621
Total operating expenses	74,690	100,300

Net loss from operations	(74,690)	(100,300)

Non-operating activity
Interest expense	(4,478)	-
Net loss	$ (79,168)	$ (100,300)
Basic and diluted loss per share	$ (0.00)	$ (0.00)
Weighted average number of shares outstanding	43,134,637	43,024,369

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2018 (Unaudited)	For the Three Months Ended March 31, 2017 (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (79,168)	$ (100,300)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	11,639	25,621
Changes in operating assets and liabilities:
Capitalization of salvage costs	(32,963)	-
Accounts payable and accrued expenses	(14,010)	(771)
Net Cash Used by Operating Activities	(114,502)	(75,450)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	110,000	77,000
Net Cash Provided by Financing Activates	110,000	77,000

Net increase (decrease) in cash and cash equivalents	(4,502)	1,550
Cash and cash equivalents, beginning of period	5,120	2,523
Cash and cash equivalents, end of period	$ 618	$ 4,073

Cash paid for Interest	$ -	$ -
Cash paid for taxes	$ -	$ -

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS MARCH 31, 2018

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

Fiscal Year

The Company’s fiscal year was changed from January 31 to December 31 in November 2013.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of March 31, 2018. The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.  The formation of EXPL SWORDFISH LLC, occurred on January 6, 2017.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position as of March 31, 2018 and the results of operations for the three months ended March 31, 2018 and 2017 and cash flows for the three months ended March 31, 2018 and 2017 have been made. All material intercompany transactions have been eliminated.

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

Fixed Assets

Fixed assets are stated at historical cost. Depreciation is provided using the straight-line method at rates based on the assets’ estimated useful life which is normally between three to ten years. When retired or otherwise disposed, the related carrying value and accumulated depreciation are removed from the respective accounts and the net difference less any amount realized from disposition, is reflected in earnings. Leasehold improvements are amortized over their estimated useful lives or lease term, if shorter. Equipment and major overhaul items (such as engines or generators) that enhance or extend the useful life of vessel related assets, qualify to be capitalized and depreciated over the useful life or remaining life of that asset, whichever is shorter. Certain major repair items required by industry standards to ensure a vessel’s seaworthiness also qualify to be capitalized and depreciated over the period of time, until the next scheduled planned major maintenance for that item. All other repairs and maintenance are accounted for under the direct- expensing method and are expensed when incurred.

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of March 31, 2018, and 2017, there were no impairment losses recognized for long-lived assets.

Inventory

Our inventory consists of artifacts recovered from the Steamship Pulaski. Inventoried costs of recovered artifacts include the costs of recovery and conservation. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess net realizable value.

Packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Income Taxes

The Company uses the liability method to record income tax activity. Deferred taxes are determined based upon the estimated future tax effects of differences between the financial reporting and tax reporting bases of assets and liabilities given the provisions of currently enacted tax laws.

The accounting for uncertainty in income taxes recognized in an enterprise’s financial statements uses the threshold of more-likely- than-not to be sustained upon examination for inclusion or exclusion. Measurement of the tax uncertainty occurs if the recognition threshold has been met.

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). As of March 31, 2018, there were 4,459,180 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of March 31, 2018, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

Stock Based Compensation

Stock based compensation costs are measured at fair value on date of grant and recognition of compensation over the service period for awards expected to vest. The Company determines the fair value of awards using the Black-Scholes valuation model.

New Accounting Pronouncements

In May 2014, ASU 2014-09 was issued related to revenue from contracts with customers. The ASU was further amended in August 2015, March 2016, April 2016, and May 2016 by ASU 2015-14, 2016-08, 2016-10 and 2016-12.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to March 31, 2018 through the date these financial statements were issued.

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

On August 10, 2017, EXPL Swordfish executed a Second Amendment to Joint Venture with Marex, whereby Marex agreed to decrease its 50% share of revenues from the salvage operations of the steamship off the coast of North Carolina in exchange for $10,000 and 250,000 shares in the Company.  Net proceeds of our recovery efforts will be split 30% to us, 30% to Blue Water (Independent Salvager), and 40% to Marex, after we have recovered 2 times the amount of our costs, which will be split 50/50 with Blue Water.

The joint venture is expected to terminate in two years, unless extended by mutual agreement between the parties.

Swordfish Partners meets the definition of a Variable Interest Entity (“VIE”) under ASC 810. The subsections of ASC 810-10 provide that a party that controls a VIE is considered to be its primary beneficiary. The primary beneficiary of a VIE is required to consolidate the financial results. EXPL SWORDFISH LLC has determined it is the primary beneficiary of Swordfish Partners. All of the expenses incurred to date for Swordfish Partners have been funded by EXPL Swordfish. Deep Blue Exploration LLC has not paid any expenses on behalf of Swordfish Partners. The financial statements of Swordfish Partners has been consolidated in the reporting entities financials via EXPL Swordfish LLC. On April 12, 2018, the parties extended the agreement to December 31, 2018.

The results of operations for Swordfish Partners for the three months ended March 31, 2018 is as follows:

For the Three Months March 31, 2018

Revenues	$ -

Operating Expenses
Operations and research	6,629
Marketing and promotion	9,446
General and administrative	4,039
Total operating expenses	20,111

Net loss	$ (20,111)

NOTE C - GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2018 and December 31, 2017, the Company had $618 and $5,120 in cash, respectively, and $466,243 and $48,894 in negative working capital, respectively.  For the three months ended March 31, 2018 and 2017, the Company had a net loss of $79,168 and $100,300, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc., a related party, to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of March 31, 2018, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in other assets.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at March 31, 2018 and December 31, 2017:

	March 31,	December 31,
	2018	2017

Vessels and equipment	$ 679,129	$ 679,129
Computers and peripherals	14,092	14,092
	693,221	693,221
Less: Accumulated depreciation	(549,365)	(537,726)
Fixed Assets - net	$ 143,856	$ 155,495

Depreciation expense was $11,639 and $25,621 for the three months ended March 31, 2018 and 2017, respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at March 31, 2018 and December 31, 2017 as detailed below are summarized as follows:

	March 31, 2018	December 31, 2017

Notes payable – related parties	$ 447,000	$ 337,000
Advances from related parties	7,000	7,000
	$ 454,000	$ 344,000

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

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Connect X Capital Markets, LLC (“Connect X”), to serve as its transfer agent. Connect X is owned by Micah Eldred and Carl Dilley.  It did not charge the Company for its services during the quarter ended March 31, 2018 or the year ended December 31, 2017.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Island Stock Transfer, Inc, to provide the Company with EDGAR, XBRL and Proxy services relating to its filings with the SEC.  It did not charge the Company for its services during the quarter ended March 31, 2018 or the year ended December 31, 2017.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Connect X relating to the conversion of indebtedness to Connect X in the amount of $35,000.  This amount represents advances received from Connect X during 2014 and constitutes the balance of the related party debt payable to Connect X as of that date.  The terms of the agreement allowed for Connect X to convert this debt into common stock at $0.25 per share.  Connect X converted all of such debt into shares, as a result of which the Company issued 140,000 shares to Connect X.

On April 7, 2014, the Company entered into a Debt Conversion Agreement with Island, a company owned and controlled by Connect X, relating to the conversion of indebtedness to Island in the amount of $70,000.  This amount represents advances received from Island during 2014 and constitutes the balance of the related party debt payable to Island as of that date.  The terms of the agreement allowed for Island to convert this debt into common stock at $0.25 per share.  Island converted all of such debt into shares, as a result of which the Company issued 280,000 shares to Island.

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

On February 12, 2015, the Company entered into a Debt Conversion Agreement with Connect X relating to the conversion of indebtedness to Connect X in the amount of $85,000. This amount represents the related party debt payable to Connect X as of that date.  The terms of the agreement allowed for Connect X to convert this debt into common stock at $0.25 per share.  Connect X converted all of such debt into shares, as a result of which we issued 340,000 shares to Connect X.

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

During the year ended December 31, 2016, Connect X made net advances to the Company in the aggregate amount of $237,500, in order to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment.  As of December 31, 2016, the full amount of these advances totaling $333,000 was forgiven as additional contributed capital.

During the year ended December 31, 2017, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $337,000. Additionally, the Company’s CEO made net advances to the Company of $7,000. The advances were to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment. The Company did impute interest on these notes for the three months ended March 31, 2018 and recorded interest expense in the amount of $3,817. Beginning on April 2, 2018 these advances bear interest at 5% per annum and are payable on demand. See NOTE J.

During the three months March 31, 2018, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $60,000. Additionally, the Company’s CEO made net advances to the Company of $50,000. The advances were to provide the Company with funds to carry on its operations.  The Company did impute interest on these notes for the three months ended March 31, 2018 and recorded interest expense in the amount of $661. Beginning on April 2, 2018 these advances bear interest at 5% per annum and are payable on demand. See NOTE J.

NOTE G – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. As of the periods ended March 31, 2018 and December 31, 2017 there are no shared issued or outstanding.

The Company has 100,000,000 shares of common stock authorized with a par value of $0.01. As of the periods ended March 31, 2018 and December 31, 2017 there are 43,410,324 and 43,410,324 shares issued and outstanding, respectively.

On August 16, 2017, the Company issued 250,000 common shares at $.21 per share as consideration for amending a joint venture agreement.

On August 24, 2017, the Company issued 30,000 common shares at $.2231 per share for services.

On December 29, 2017, the Company issued 105,955 common shares in exchange for the exercise of warrants.

NOTE H – OPTIONS

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

As of March 31, 2018, the Company had outstanding non-qualified options to purchase 3,800,000 shares of our common stock at any time prior to their expiration dates with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - December 31, 2016	5,000,000	$ 0.25	1.0 year	$ (0.05)
Granted / Vested	-			-
Exercised
Forfeited/expired/cancelled	(1,200,000)

Options Outstanding – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45

Granted / Vested	-			-
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – March 31, 2018	3,800,000	$ 0.25	3.0 years	$ 0.08

Outstanding Exercisable – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45
Outstanding Exercisable – March 31, 2018	3,800,000	$ 0.25	2.8 years	$ 0.08

NOTE I – WARRANTS

As of March 31, 2018, the Company had 659,180 warrants outstanding. On December 29, 2017, 164,820 warrants were exercised via cashless exercise into 105,955 shares of our common stock.

The following table represents stock option activity as of and for the three months ended March 31, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – January 1, 2017	824,000	$ 0.25	6.9 years	$ (0.05)
Issued	-			-
Exercised	(164,820)	$ 0.25	8.0 years	$ 0.45
Expired	-			-

Warrants Outstanding – December 31, 2017	659,180	$ 0.25	5.5 years	$ 0.45
Issued	-			-
Exercised	-
Expired	-			-

Warrants Outstanding – March 31, 2018	659,180	$ 0.25	5.2 years	$ 0.08

Outstanding Exercisable – December 31, 2017	659,180	$ 0.25	6.9 years	$ 0.45
Outstanding Exercisable – March 31, 2018	659,180	$ 0.25	5.5 years	$ 0.08

We measured the warrants at their issue date using a Black-Scholes option pricing model. We used the following Black-Scholes assumptions in arriving at the fair value of options granted on May 25, 2016:

Expected Life In Years	2.0
Risk-free Interest Rates	1.080%
Volatility	144.64%
Dividend Yield	0%

NOTE J – SUBSEQUENT EVENTS

In April 2, 2018, the Company’s CEO agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which are secured by a Security Agreement on the Company’s assets. The interest accrues beginning on April 2, 2018. During the three months ended March 31, 2018, the Company’s CEO made $50,000 in advances. See NOTE F.

In April 2, 2018, the Company’s entered into an agreement with Connect X Capital Markets, LLC, where by past advances totaling $337,000 are due on demand. Additionally, the Company agreed to pay 5% interest on any advances made. In accordance with the executed agreement, the interest accrues beginning on April 2, 2018. During the three months ended March 31, 2018, the Connect X made $60,000 in advances. See NOTE F.

On April 12, 2018, the Joint Venture Agreement (referred to as “Swordfish Partners”) between EXPL Swordfish and with Deep Blue Exploration, LLC, d/b/a Marex (“Marex”) was extended to December 31, 2018.

On May 10, 2018, the Company’s BOD authorized the issuance of up to 750,500 shares to investors who had invested in a private offering in 2015, in a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights.  The Company has offered each investor one additional share for each dollar invested.  As of the date of this filing, the Company has executed agreements for the issuance of 200,000 shares to several of these investors.”  There were no make-whole provisions contained in the Original 2015 Private Placement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this report, the terms "we", "us", "our," “Endurance” and “the Company” mean Endurance Exploration Group, Inc. (formerly Tecton Corporation), unless otherwise indicated.

This discussion should be read in conjunction with the condensed consolidated financial statements and notes included elsewhere in this report and the consolidated financial statements and notes in the Annual Report of the Company on Form 10-K for the year ended December 31, 2017, as filed with the Securities and Exchange Commission (“SEC”).

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

Results of Operations

The following information represents our results of operations for the three months ended March 31, 2018 and 2017.

Three Months Ended March 31, 2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%
Total revenue	$ -	$ -	$ -	$ -

Operations and research	8,669	14,846	(6,177)	(42%)
Marketing and promotion	11,226	12,388	(1,162)	(9%)
General and administrative	43,156	47,445	(4,289)	(9%)
Depreciation	11,639	25,621	(13,982)	(55%)
Total operating expenses	$ 74,690	$ 100,300	$ (25,610)	(115%)

Other income (expense)	$ (4,478)

Net income (loss)	$ (79,168)	$ (100,300)	$ 21,132	21%

Revenue

Since inception through March 31, 2018, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

Operations and research expenses

Operations and research expenses primarily include all costs within Research, which include costs for travel and consultants, and Salvage and Marine Operations, which include marina fees, repairs and maintenance, fuel, boat expenses and contract crew services. We incurred operations and research expenditures of $41,632 for the three months ended March 31, 2018. However, we only expensed $8,669 of the expenditures. The remaining $32,963 was capitalized in inventory as it related directly to the recovery of coins in the Steamship Pulaski. For the three months ended March 31, 2017 we incurred $14,846 of operations and research expenses.

Marketing and promotion expenses

Marketing and promotion expenses include all costs associated with advertising, printing and travel expenses. We incurred marketing and promotion expenses of $11,226 for the three months ended March 31, 2018 as compared to $12,388 for the three months ended March 31, 2017, a decrease of $1,162.

General and administrative expenses

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues and subscriptions and other administrative expenses. Also, included in this category are any costs associated with stock-based compensation. We incurred general and administrative expenses of $43,156 the three months ended March 31, 2018 as compared to $47,445 for the three months ended March 31, 2017, a decrease of $4,289.

Depreciation

We incurred depreciation expense of $11,639 the three months ended March 31, 2018 as compared to $25,621 for the three months ended March 31, 2017, a decrease of $13,982. The decrease was due to multiple assets being fully depreciated in the year ended December 31, 2017.

Net Losses

For the three months ended March 31, 2018, we incurred a net loss of $79,168 as compared to $100,300 for the three months ended March 31, 2017.

Current Liquidity and Capital Resources for the three months ended March 31, 2018 versus 2017

	2018	2017
Summary of Cash Flows:
Net cash (used) by operating activities	$ (114,502)	$ (75,450)
Net cash provided by financing activities	110,000	77,000
Net decrease in cash and cash equivalents	(4,502)	1,550
Beginning cash and cash equivalents	5,120	2,523
Ending cash and cash equivalents	$ 618	$ 4,073

Discussion of Cash Flows

Operating Activities

Cash used in operations of $114,502 during the three months ended March 31, 2018 was primarily a result of our $79,168 net loss reconciled with our net non-cash expenses relating to depreciation expense, inventory, accounts payable and accrued liabilities.  Cash used in operations of $77,450 during the three months ended March 31, 2017 was primarily a result of our $100,300 net loss reconciled with our net non-cash expenses relating to depreciation expense, accounts payable, accrued liabilities and other assets.

Financing Activities

Net cash provided by financing activities was $110,000 for the three months ended March 31, 2018, which consisted completely of funds advanced from related parties to facilitate operations for the period. Net cash provided by financing activities was $77,000 for the three months ended March 31, 2017, which consisted completely of funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

During the three months March 31, 2018, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $60,000. Additionally, the Company’s CEO made net advances to the Company of $50,000. The advances were to provide the Company with funds to carry on its operations.  Beginning on April 2, 2018 these advances bear interest at 5% per annum and are payable on demand.

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

Research and Development

For the three months ended March 31, 2018 and 2017, we incurred expenses for research consultants and travel of $875 and $127.

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

Inventory

Our inventory consists of artifacts recovered from the Steamship Pulaski. Inventoried costs of recovered artifacts include the costs of recovery and conservation. The capitalized recovery costs include direct costs such as vessel and related equipment operations and maintenance, crew and technical labor, fuel, provisions, supplies, port fees and depreciation. Conservation costs include fees paid to conservators for cleaning and preserving the artifacts. We continually monitor the recorded aggregate costs of the artifacts in inventory to ensure these costs do not exceed the net realizable value. Historical sales, publications or available public market data are used to assess net realizable value.

Packaging materials and merchandise are recorded at average cost. We record our inventory at the lower of cost or market.

Off-Balance Sheet Arrangements

As of March 31, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At March 31, 2018 and December 31, 2017, the Company had $618 and $5,120 in cash, respectively, and $466,243 and $48,894 in negative working capital, respectively.  For the three months ended March 31, 2018 and 2017, the Company had a net loss of $79,168 and $100,300, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of March 31, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of March 31, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are not a party to any legal proceedings, and we are not aware of any legal proceedings contemplated by any governmental authority against us.  However, from time to time, certain officers, directors or control persons, are subject to regulatory audits, investigations or subpoenas by the Securities Exchange Commission (“SEC”) and/or the Financial Regulatory Authority (“FINRA”) as a result of their positions as registered investment professionals and/or as officers or control persons of registered SEC transfer agencies.  These audits, investigations or subpoenas may have an adverse effect on the Company if these officers, directors or control persons must dedicate substantial time and effort in their response to the regulatory authorities or if these regulatory inquiries result in sanctions or fines.

ITEM 1A. RISK FACTORS

Not applicable.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

There were no sales of equity securities during the three months ended March 31, 2018.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: May 15, 2018	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)