Form 10-Q
period 2018-06-30
Endurance Exploration Group, Inc.
filed 2018-08-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2018

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

As of August 13, 2018, the registrant had 43,788,324 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017	4

Consolidated Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited)	5

Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and 2017 (unaudited)	6

Notes to the Consolidated Financial Statements (unaudited)	7

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,240	$ 5,120
Inventory	67,574	-
Prepaid expenses	-	350,000
Total Current Assets	75,814	355,120

Fixed Assets
Equipment, furniture and fixtures	693,221	693,221
Accumulated depreciation	(561,665)	(537,726)
Total Fixed Assets - net	131,556	155,495

Other assets	350,000	-
TOTAL ASSETS	$ 557,370	$ 510,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 46,615	$ 60,014
Loans and notes payable to related parties	564,000	344,000
Total Current Liabilities	610,615	404,014

TOTAL LIABILITIES	610,615	404,014

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,753,324 and 43,410,324 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	437,534	434,104
Additional paid in capital	7,132,539	7,026,209
Accumulated deficit	(7,623,318)	(7,353,712)
TOTAL STOCKHOLDERS’ EQUITY	(53,245)	106,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 557,370	$ 510,615

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	3,120	39,119	11,789	53,965
Marketing and promotion	15,144	15,476	26,370	27,864
General administration	153,412	40,188	196,568	87,633
Depreciation	12,300	22,920	23,939	48,541
Total operating expenses	183,976	117,703	258,666	218,003

Net loss from operations	(183,976)	(117,703)	(258,666)	(218,003)
Other income (expense)

Interest expense	(6,462)	-	(10,940)	-

Total other income (expense)	(6,462)	-	(10,940)	-
Net Loss	$ (190,438)	$ (117,703)	$ (269,606)	$ (218,003)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of
shares outstanding	43,444,347	43,024,369	43,427,479	43,024,369

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2018 (unaudited)	2017 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (269,606)	$ (218,003)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	23,939	48,541
Stock based compensation	109,760	-
Capitalization of salvage costs	(67,574)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,399)	(55,934)
Net Cash Used by Operating Activities	(216,880)	(180,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(13,805)
Net Cash Used by Investing Activities	-	(13,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	-
Advances from related parties - net	220,000	197,500
Net Cash Provided by Financing Activates	220,000	197,500

Net increase (decrease) in cash and cash equivalents	3,120	2,848
Cash and cash equivalents, beginning of period	5,120	2,523
Cash and cash equivalents, end of period	$ 8,240	$ 5,371

The accompanying notes are an integral part of these financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS JUNE 30, 2018

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

On June 27, 2018, the Company formed a joint venture with Downtown Television, Inc., for the purpose of developing, producing and marketing entertainment content relating to deep-sea exploration, historical shipwreck search, artifact recovery, and expounding upon the history of these shipwrecks.  The joint venture is being formed as a new limited liability corporation that will be 50% owned each by EXPL and Downtown, and has been named Megalodon Entertainment, LLC. (“Megalodon”), as is further described in Note B.

The Company’s corporate headquarters is located in Clearwater, Florida.

Fiscal Year

The Company’s fiscal year was changed from January 31 to December 31 in November 2013.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of June 30, 2018. The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.  The formation of EXPL SWORDFISH LLC, occurred on January 6, 2017.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position as of June 30, 2018 and the results of operations for the three and six months ended June 30, 2018 and 2017 and cash flows for the six months ended June 30, 2018 and 2017 have been made. All material intercompany transactions have been eliminated.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of June 30, 2018, and 2017, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). As of June 30, 2018, there were 4,459,180 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of June 30, 2018, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to June 30, 2018 through the date these financial statements were issued.

NOTE B – JOINT VENTURE

EXPL Swordfish, LLC

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

On August 10, 2017, EXPL Swordfish executed a Second Amendment to Joint Venture with Marex, whereby Marex agreed to decrease its 50% share of revenues from the salvage operations of the steamship off the coast of North Carolina, the Steamship Pulaski, in exchange for $10,000 and 250,000 shares in the Company.  Net proceeds of our recovery efforts for this project will be split 30% to us, 30% to Blue Water (an Independent Salvager), and 40% to Marex, after we have recovered 2 times the amount of our costs, which will be split 50/50 with Blue Water.

The joint venture is expected to terminate in one more year, unless extended by mutual agreement between the parties.

Swordfish Partners meets the definition of a Variable Interest Entity (“VIE”) under ASC 810. The subsections of ASC 810-10 provide that a party that controls a VIE is considered to be its primary beneficiary. The primary beneficiary of a VIE is required to consolidate the financial results. EXPL Swordfish has determined it is the primary beneficiary of Swordfish Partners. All of the expenses incurred to date for Swordfish Partners have been funded by EXPL Swordfish. Marex has not paid any expenses on behalf of Swordfish Partners. The financial statements of Swordfish Partners has been consolidated in the reporting entities financials via EXPL Swordfish LLC.

The results of operations for Swordfish Partners for the six months ended June 30, 2018 is as follows:

For the Six Months June 30, 2018

Revenues	$ -

Operating Expenses
Operations and research	11,188
Marketing and promotion	15,198
General and administrative	17,758
Total operating expenses	44,144

Net loss	$ (44,144)

Megalodon Entertainment, LLC

On June 27, 2018, the Company formed a joint venture with Downtown Television, Inc., for the purpose of developing, producing and marketing entertainment content relating to deep-sea exploration, historical shipwreck search, artifact recovery, and expounding upon the history of these shipwrecks.  Downtown Television, and its principal David Carr, have produced many successful adventure, science and exploration, and treasure hunting shows and series including: “The Curse of Oak Island”, “Treasure Quest”, “Extinct or Alive”, and “Ancient Aliens”, among others, and his productions have been featured on networks such as The History Channel, Discovery, TLC, Animal Planet, and Lifetime. We believe Downtown’s experiences will be invaluable in helping to tell the story of the Pulaski shipwreck and other discoveries being made by EXPL and our partners.  The joint venture is being formed as a new limited liability corporation that will be 50% owned each by EXPL and Downtown, and has been named Megalodon Entertainment, LLC. (“Megalodon”).

NOTE C - GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2018 and December 31, 2017, the Company had $8,240 and $5,120 in cash, respectively, and $534,801 and $48,894 in negative working capital, respectively.  For the six months ended June 30, 2018 and 2017, the Company had a net loss of $269,606 and $218,003, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc., a related party, to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of June 30, 2018, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in other assets.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Vessels and equipment	$ 679,129	$ 679,129
Computers and peripherals	14,092	14,092
	693,221	693,221
Less: Accumulated depreciation	(561,665)	(537,726)
Fixed Assets - net	$ 131,556	$ 155,495

Depreciation expense was $23,939 and $48,541 for the six months ended June 30, 2018 and 2017, respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at June 30, 2018 and December 31, 2017 as detailed below are summarized as follows:

	June 30, 2018	December 31, 2017

Notes payable – related parties	$ 557,000	$ 337,000
Advances from related parties	7,000	7,000
	$ 564,000	$ 344,000

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

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Connect X Capital Markets, LLC (“Connect X”), to serve as its transfer agent. Connect X is owned by Micah Eldred and Carl Dilley.  It did not charge the Company for its services during the quarter ended June 30, 2018 or the year ended December 31, 2017.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Island Stock Transfer, Inc, to provide the Company with EDGAR, XBRL and Proxy services relating to its filings with the SEC.  It did not charge the Company for its services during the quarter ended June 30, 2018 or the year ended December 31, 2017.

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

During the year ended December 31, 2017, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $337,000. Additionally, the Company’s CEO made net advances to the Company of $7,000. The advances were to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment. The Company did impute interest on these notes for the three months ended March 31, 2018 and recorded interest expense in the amount of $3,817. Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand. For the six months ended June 30, 2018, the Company recorded interest expense in the amount of $4,194 based on the contracted 5% interest. Total interest expense recorded for the six months ended June 30, 2018 related to these advances amounted to $8,011.

In March 2018, the Company’s CEO agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which are secured by a Security Agreement on the Company’s assets.  During the six months June 30, 2018, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $60,000. Additionally, the Company’s CEO made net advances to the Company of $160,000. The advances were to provide the Company with funds to carry on its operations. The Company did impute interest on these notes for the three months ended June 30, 2018 and recorded interest expense in the amount of $661. Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand. For the six months ended June 30, 2018, the Company recorded interest expense in the amount of $2,267 based on the contracted 5% interest. Total interest expense recorded for the six months ended June 30, 2018 related to these advances amounted to $2,929.

NOTE G – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. As of the periods ended June 30, 2018 and December 31, 2017 there are no shared issued or outstanding.

The Company has 100,000,000 shares of common stock authorized with a par value of $0.01. As of the periods ended June 30, 2018 and December 31, 2017 there are 43,753,324 and 43,410,324 shares issued and outstanding, respectively.

On August 16, 2017, the Company issued 250,000 common shares at $.21 per share as consideration for amending a joint venture agreement.

On August 24, 2017, the Company issued 30,000 common shares at $.2231 per share for services.

On December 29, 2017, the Company issued 105,955 common shares in exchange for the exercise of warrants.

In 2015, the Company raised $750,000 in a private offering.  In a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights, the Company has offered each investor from the 2015 private offering one additional share for each dollar invested.  As of the date of this filing, the Company has executed agreements for the issuance of 380,000 shares to several of these investors. There were no make-whole provisions contained in the Original 2015 Private Placement. During the six months ended June 30, 2018 the Company issued 343,000 shares as part of this agreement.

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

As of June 30, 2018, the Company had outstanding non-qualified options to purchase 3,800,000 shares of our common stock at any time prior to their expiration dates with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - December 31, 2016	5,000,000	$ 0.25	1.0 year	$ (0.05)
Granted / Vested	-			-
Exercised
Forfeited/expired/cancelled	(1,200,000)

Options Outstanding – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45

Granted / Vested	-			-
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – June 30, 2018	3,800,000	$ 0.25	2.5 years	$ 0.01

Outstanding Exercisable – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45
Outstanding Exercisable – June 30, 2018	3,800,000	$ 0.25	2.5 years	$ 0.01

NOTE I – WARRANTS

As of June 30, 2018, the Company had 659,180 warrants outstanding. On December 29, 2017, 164,820 warrants were exercised via cashless exercise into 105,955 shares of our common stock.

The following table represents stock option activity as of and for the six months ended June 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – January 1, 2017	824,000	$ 0.25	6.9 years	$ (0.05)
Issued	-			-
Exercised	(164,820)	$ 0.25	8.0 years	$ 0.45
Expired	-			-

Warrants Outstanding – December 31, 2017	659,180	$ 0.25	5.5 years	$ 0.45
Issued	-			-
Exercised	-
Expired	-			-

Warrants Outstanding – June 30, 2018	659,180	$ 0.25	5.0 years	$ 0.01

Outstanding Exercisable – December 31, 2017	659,180	$ 0.25	6.9 years	$ 0.45
Outstanding Exercisable – June 30, 2018	659,180	$ 0.25	5.0 years	$ 0.01

We measured the warrants at their issue date using a Black-Scholes option pricing model. We used the following Black-Scholes assumptions in arriving at the fair value of options granted on May 25, 2016:

Expected Life In Years	2.0
Risk-free Interest Rates	1.080%
Volatility	144.64%
Dividend Yield	0%

NOTE J – SUBSEQUENT EVENTS

In 2015, the Company raised $750,000 in a private offering.  In a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights, the Company has offered each investor from the 2015 private offering one additional share for each dollar invested. See Note G. Subsequent to the report date for this filing, the Company issued 35,000 shares as part of this offer.

On July 24, 2018, the Company, operating through its joint venture, Swordfish Partners (the “Joint Venture”), initiated an admiralty action against what the company believes is the S.S. North Carolina, her hull, cargo, tackle, boilers, machinery and appurtenances, seeking to become the substitute custodian, replacing its joint venture partner, Marex, in its role as custodian.  The vessel is located approximately 18 nautical miles east of Myrtle Beach, South Carolina.  The S.S. North Carolina sank on July 26, 1840 without the loss of life, but with presumed cargo of passenger valuables and mails that may have included gold.  If the Joint Venture is appointed substitute custodian by the U.S. District Court of the Middle District of Florida, the Joint Venture anticipates returning to the site during the summer and fall months of this year to conduct additional surveying, and if warranted, salvage operations of the shipwreck and its cargo.

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

Plan of Operation

Salvage operations of Steamship Pulaski began in December 2017, and are currently underway to recover the cargo of what we believe to be the Steamship Pulaski.  It is anticipated that the cost of this salvage operation will be approximately $300,000 - $500,000.  To date we have recovered approximately 500 hundred gold and silver coins, several pocket watches, personal items, dishware, and components of the vessel.  This salvage operation is expected to continue through 2019.  We may need additional working capital to continue the recovery of cargo from this steamship.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in a position to complete the recovery of cargo of what we believe to be the Steamship Pulaski.

If the U.S. District Court for the Middle District of Florida appoints Swordfish Partners as substitute custodian of what we believe to be the S.S. North Carolina, located approximately 18 nautical miles east of Myrtle Beach, South Carolina, we will return to the site during the summer and fall months of this year to conduct additional surveying, and, if warranted, salvage operations of the shipwreck and its presumed cargo of passenger valuables.  If salvage operations proceed, we anticipate the cost of these salvage efforts to be between $300,000 and $500,000.  We may need additional working capital to continue the recovery of cargo from this steamship.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in a position to complete the recovery of cargo of what we believe to be the Steamship North Carolina.

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

On June 27, 2018, the Company formed a joint venture with Downtown Television, Inc., for the purposes of developing, producing, and marketing entertainment content relating to deep-sea exploration, historical shipwreck searches, and artifact recovery.  That joint venture, Megalodon Entertainment, is owned 50% by the Company and 50% by Downtown Television.  Downtown Television has produced many successful adventure, science and exploration, and treasure hunting shows and series, and is looking to develop content based upon the activities of the Company.  The production and development of entertainment content is a very competitive arena.  Thus, there are no assurances that Megalodon Entertainment will be successful in creating, producing, and/or marketing such content, or that such content will result in any revenue for the Company.

Results of Operations

The following information represents our results of operations for the three months ended June 30, 2018 and 2017.

Three Months Ended June 30, 2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%

Total revenue	$ -	$ -	$ -	$ -

Operations and research	3,120	39,119	(35,999)	(92%)
Marketing and promotion	15,144	15,476	(332)	(2%)
General and administrative	153,412	40,188	113,224	282%
Depreciation	12,300	22,920	(10,620)	(46%)
Total operating expenses	$ 183,976	$ 117,703	$ 66,273	56%

Other income (expense)	$ (6,462)	$ -	$ (6,462)	(100%)

Net income (loss)	$ (190,438)	$ (117,703)	$ (72,735)	62%

Revenue

Since inception through June 30, 2018, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

Operations and research expenses

Operations and research expenses primarily include all costs within Research, which include costs for travel and consultants, and Salvage and Marine Operations, which include marina fees, repairs and maintenance, fuel, boat expenses and contract crew services. We incurred operations and research expenditures of $37,730 for the three months ended June 30, 2018. However, we only expensed $3,120 of the expenditures. The remaining $34,610 was capitalized in inventory as it related directly to the recovery of coins in the Steamship Pulaski. For the three months ended June 30, 2017 we incurred $39,119 of operations and research expenses.

Marketing and promotion expenses

Marketing and promotion expenses include all costs associated with advertising, printing and travel expenses. We incurred marketing and promotion expenses of $15,144 for the three months ended June 30, 2018 as compared to $15,476 for the three months ended June 30, 2017, a decrease of $332.

General and administrative expenses

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues and subscriptions and other administrative expenses. Also, included in this category are any costs associated with stock-based compensation. We incurred general and administrative expenses of $153,412 the three months ended June 30, 2018 as compared to $40,188 for the three months ended June 30, 2017, an increase of $113,224. The primary reason for the increase was due to the issuance of 343,000 common shares to investors who had invested in a private offering in 2015, in a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights.

Depreciation

We incurred depreciation expense of $12,300 the three months ended June 30, 2018 as compared to $22,920 for the three months ended June 30, 2017, a decrease of $10,620. The decrease was due to multiple assets being fully depreciated in the year ended December 31, 2017.

Net Losses

For the three months ended June 30, 2018, we incurred a net loss of $190,438 as compared to $117,703 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%

Total revenue	$ -	$ -	$ -	$ -

Operations and research	11,789	53,965	(42,176)	(78%)
Marketing and promotion	26,370	27,864	(1,494)	(5%)
General and administrative	196,568	87,633	108,935	124%
Depreciation	23,939	48,541	(24,602)	(51%)
Total operating expenses	$ 258,666	$ 218,003	$ (40,663)	19%

Other income (expense)	$ (10,940)	$ -	$ (10,940)	(100%)

Net income (loss)	$ (269,606)	$ (218,003)	$ (51,603)	24%

Revenues

Since inception through June 30, 2018, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

Operations and research expenses

Operations and research expenses primarily include all costs within Research, which include costs for travel and consultants, and Salvage and Marine Operations, which include marina fees, repairs and maintenance, fuel, boat expenses and contract crew services. We incurred operations and research expenditures of $79,362 for the six months ended June 30, 2018. However, we only expensed $11,789 of the expenditures. The remaining $67,574 was capitalized in inventory as it related directly to the recovery of coins in the Steamship Pulaski. For the six months ended June 30, 2017 we incurred $53,965 of operations and research expenses.

Marketing and promotion expenses

Marketing and promotion expenses include all costs associated with advertising, printing and travel expenses. We incurred marketing and promotion expenses of $26,370 for the six months ended June 30, 2018 as compared to $27,864 for the six months ended June 30, 2017, a decrease of $1,494.

General and administrative expenses

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues and subscriptions and other administrative expenses. Also, included in this category are any costs associated with stock-based compensation. We incurred general and administrative expenses of $196,568 the six months ended June 30, 2018 as compared to $87,633 for the six months ended June 30, 2017, an increase of $108,935. The primary reason for the increase was due to the issuance of 343,000 common shares to investors who had invested in a private offering in 2015, in a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights.

Depreciation

We incurred depreciation expense of $23,939 the six months ended June 30, 2018 as compared to $48,541 for the three months ended June 30, 2017, a decrease of $24,602. The decrease was due to multiple assets being fully depreciated in the year ended December 31, 2017.

Net Losses

For the six months ended June 30, 2018, we incurred a net loss of $269,606 as compared to $218,003 for the six months ended June 30, 2017.

Current Liquidity and Capital Resources for the six months ended June 30, 2018 versus 2017

	2018	2017
Summary of Cash Flows:
Net cash (used) by operating activities	$ (216,880)	$ (180,847)
Net cash provided by investing activities	-	(13,805)
Net cash provided by financing activities	220,000	197,500
Net decrease in cash and cash equivalents	3,120	2,848
Beginning cash and cash equivalents	5,120	2,523
Ending cash and cash equivalents	$ 8,240	$ 5,371

Operating Activities

Cash used in operations of $216,880 during the six months ended June 30, 2018 was primarily a result of our $269,606 net loss reconciled with our net non-cash expenses relating to depreciation expense, inventory, accounts payable and accrued liabilities.  Cash used in operations of $180,847 during the six months ended June 30, 2017 was primarily a result of our $218,003 net loss reconciled with our net non-cash expenses relating to depreciation expense, accounts payable, accrued liabilities and other assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 resulted from the acquisition of equipment.

Financing Activities

Net cash provided by financing activities was $220,000 for the six months ended June 30, 2018, which consisted completely of funds advanced from related parties to facilitate operations for the period. Net cash provided by financing activities was $197,500 for the six months ended June 30, 2017, which consisted completely of funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

In March 2018, the Company’s CEO agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which is secured by a Security Agreement on the Company’s assets.  During the six months June 30, 2018, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $60,000. Additionally, the Company’s CEO made net advances to the Company of $160,000. The advances were to provide the Company with funds to carry on its operations.  Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand.

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

Research and Development

For the six months ended June 30, 2018 and 2017, we incurred expenses for research consultants and travel of $2,875 and $127.

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

Off-Balance Sheet Arrangements

As of June 30, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2018 and December 31, 2017, the Company had $618 and $5,120 in cash, respectively, and $534,801 and $48,894 in negative working capital, respectively.  For the six months ended June 30, 2018 and 2017, the Company had a net loss of $269,606 and $218,003, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of June 30, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of June 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended June 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

There were no sales of equity securities during the three months ended June 30, 2018. .  However, prior to June 30, 2018, there were issuances of 343,000 shares to investors who had invested in a private offering by the Company from 2015.  In a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights, the Company offered each investor from the 2015 private offering one additional share for each dollar invested.

Subsequent to the report date for this filing, the Company issued 35,000 additional shares as part of this offer, for a total of 378,000 common shares.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: August 14, 2018	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)