Form 10-Q/A
period 2018-06-30
Endurance Exploration Group, Inc.
filed 2018-08-30
CIK 1392902

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

EXPLANATORY NOTE

The purpose of this amendment is to include the effects of a transaction that took place on May 29, 2018. On May 29, 2018, Eldred Industrial, LLC, a company related to the CEO of the Company, agreed to purchase an industrial marine salvage tool from the Company as well as to reimburse the Company for expenditures relating to the purchase of materials and the design work and engineering for the industrial marine salvage tool. The purchase was in exchange for a reduction of its debt obligation to Micah Eldred by $38,689. The tool had a net book value of $7,299, resulting in $31,390 recorded as additional contributed capital.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at June 30, 2018 (unaudited) and December 31, 2017	5

Consolidated Statements of Operations for the three and six months ended June 30, 2018 (unaudited) and 2017 (unaudited)	6

Consolidated Statements of Cash Flows for the six months ended June 30, 2018 (unaudited) and 2017 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
	(Unaudited)
ASSETS
Current Assets
Cash and cash equivalents	$ 8,240	$ 5,120
Inventory	67,574	-
Prepaid expenses	-	350,000
Total Current Assets	75,814	355,120

Fixed Assets
Equipment, furniture and fixtures	682,842	693,221
Accumulated depreciation	(558,411)	(537,726)
Total Fixed Assets - net	124,431	155,495

Other assets	350,000	-
TOTAL ASSETS	$ 550,245	$ 510,615

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current Liabilities
Accounts payable and accrued expenses	$ 46,143	$ 60,014
Loans and notes payable to related parties	525,311	344,000
Total Current Liabilities	571,454	404,014

TOTAL LIABILITIES	571,454	404,014

Stockholders’ Equity
Preferred stock: 10,000,000 authorized, $.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,753,324 and 43,410,324 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	437,534	434,104
Additional paid in capital	7,163,930	7,026,209
Accumulated deficit	(7,622,673)	(7,353,712)
TOTAL STOCKHOLDERS’ EQUITY	(21,209)	106,601
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$ 550,245	$ 510,615

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Three Months Ended June 30,		For the Six Months Ended June 30,
	2018 (unaudited)	2017 (unaudited)	2018 (unaudited)	2017 (unaudited)

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	3,120	39,119	11,789	53,965
Marketing and promotion	15,144	15,476	26,370	27,864
General administration	153,412	40,188	196,568	87,633
Depreciation	12,127	22,920	23,766	48,541
Total operating expenses	183,803	117,703	258,493	218,003

Net loss from operations	(183,803)	(117,703)	(258,493)	(218,003)
Other income (expense)

Interest expense	(5,990)	-	(10,468)	-

Total other income (expense)	(5,990)	-	(10,468)	-
Net Loss	$ (189,793)	$ (117,703)	$ (268,961)	$ (218,003)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)
Weighted average number of
shares outstanding	43,444,347	43,024,369	43,427,479	43,024,369

The accompanying notes are an integral part of these financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Six Months Ended June 30,
	2018 (unaudited)	2017 (unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (268,961)	$ (218,003)

Adjustments to reconcile net loss to net cash used by operating activities
Depreciation expense	23,766	48,541
Stock based compensation	109,760	-
Capitalization of salvage costs	(67,574)	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(13,871)	(55,934)
Net Cash Used by Operating Activities	(216,880)	(180,847)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment	-	(13,805)
Net Cash Provided by (Used by) Investing Activities	-	(13,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Deferred offering costs	-	-
Advances from related parties - net	220,000	197,500
Net Cash Provided by Financing Activates	220,000	197,500

Net increase (decrease) in cash and cash equivalents	3,120	2,848
Cash and cash equivalents, beginning of period	5,120	2,523
Cash and cash equivalents, end of period	$ 8,240	$ 5,371

Supplemental schedule of non-cash financing and investing activities:
May 29, 2018 – Sold equipment in exchange for the forgiveness of related party debt	$ 38,689	$ -

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

NOTE C - GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2018 and December 31, 2017, the Company had $8,240 and $5,120 in cash, respectively, and $495,640 and $48,894 in negative working capital, respectively.  For the six months ended June 30, 2018 and 2017, the Company had a net loss of $268,961 and $218,003, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

NOTE E – FIXED ASSETS

Fixed assets consist of the following at June 30, 2018 and December 31, 2017:

	June 30,	December 31,
	2018	2017

Vessels and equipment	$ 668,750	$ 679,129
Computers and peripherals	14,092	14,092
	682,842	693,221
Less: Accumulated depreciation	(558,411)	(537,726)
Fixed Assets - net	$ 124,431	$ 155,495

Depreciation expense was $23,766 and $48,541 for the six months ended June 30, 2018 and 2017, respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at June 30, 2018 and December 31, 2017 as detailed below are summarized as follows:

	June 30, 2018	December 31, 2017

Notes payable – related parties	$ 518,311	$ 337,000
Advances from related parties	7,000	7,000
	$ 525,311	$ 344,000

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

During the year ended December 31, 2017, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $337,000. Additionally, the Company’s CEO made net advances to the Company of $7,000. The advances were to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment. The Company did impute interest on these notes for the three months ended March 31, 2018 and recorded interest expense in the amount of $3,817. Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand. For the six months ended June 30, 2018, the Company recorded interest expense in the amount of $4,194 based on the contracted 5% interest. Total interest expense recorded for the six months ended June 30, 2018 related to these advances amounted to $8,846.

In March 2018, the Company’s CEO agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which are secured by a Security Agreement on the Company’s assets.  During the six months June 30, 2018, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $60,000. Additionally, the Company’s CEO made net advances to the Company of $160,000. The advances were to provide the Company with funds to carry on its operations. The Company did impute interest on these notes for the three months ended June 30, 2018 and recorded interest expense in the amount of $661. Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand. For the six months ended June 30, 2018, the Company recorded interest expense in the amount of $2,267 based on the contracted 5% interest. Total interest expense recorded for the six months ended June 30, 2018 related to these advances amounted to $1,622.

On May 29, 2018, Eldred Industrial, LLC, a company related to the CEO of the Company, agreed to purchase an industrial marine salvage tool from the Company as well as to reimburse the Company for expenditures relating to the purchase of materials and the design work and engineering for the industrial marine salvage tool. The purchase was in exchange for a reduction of its debt obligation to Micah Eldred by $38,689. The tool had a net book value of $7,299, resulting in $31,390 recorded as additional contributed capital.

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

On August 16, 2017, the Company issued 250,000 common shares at $0.21 per share as consideration for amending a joint venture agreement.

On August 24, 2017, the Company issued 30,000 common shares at $0.2231 per share for services.

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

Results of Operations

The following information represents our results of operations for the three months ended June 30, 2018 and 2017.

Three Months Ended June 30, 2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%

Total revenue	$ -	$ -	$ -	$ -

Operations and research	3,120	39,119	(35,999)	(92%)
Marketing and promotion	15,144	15,476	(332)	(49%)
General and administrative	153,412	40,188	113,224	282%
Depreciation	12,127	22,920	(10,793)	(46%)
Total operating expenses	$ 183,803	$ 117,703	$ 66,100	50%

Other income (expense)	$ (5,990)	$ -	$ (5,990)	(100%)

Net income (loss)	$ (189,793)	$ (117,703)	$ (72,090)	61%

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

Depreciation

We incurred depreciation expense of $12,127 the three months ended June 30, 2018 as compared to $22,920 for the three months ended June 30, 2017, a decrease of $10,793. The decrease was due to multiple assets being fully depreciated in the year ended December 31, 2017.

Non-Operating Activity

We incurred interest expense of $5,990 for the three months ended June 30, 2018 as compared to $0 for the three months ended June 30, 2017, an increase of $5,990. The interest expense was related to related party advances.

Net Losses

For the three months ended June 30, 2018, we incurred a net loss of $183,803 as compared to $117,703 for the three months ended June 30, 2017.

Six Months Ended June 30, 2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%

Total revenue	$ -	$ -	$ -	$ -

Operations and research	11,789	53,965	(42,176)	(78%)
Marketing and promotion	26,370	27,864	(1,494)	( 5%)
General and administrative	196,568	87,633	108,935	124%
Depreciation	23,766	48,541	(24,775)	(51%)
Total operating expenses	$ 258,193	$ 218,003	$ (40,490)	19%

Other income (expense)	$ (10,468)	$ -	$ (10,468)	(100%)

Net income (loss)	$ (268,961)	$ (218,003)	$ (50,958)	23%

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

Depreciation

We incurred depreciation expense of $23,776 the six months ended June 30, 2018 as compared to $48,541 for the six months ended June 30, 2017, a decrease of $24,775. The decrease was due to multiple assets being fully depreciated in the year ended December 31, 2017.

Non-Operating Activity

We incurred interest expense of $10,468 for the six months ended June 30, 2018 as compared to $0 for the six months ended June 30, 2017, an increase of $10,468.

Net Losses

For the six months ended June 30, 2018, we incurred a net loss of $268,961 as compared to $218,003 for the six months ended June 30, 2017.

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

Operating Activities

Cash used in operations of $216,880 during the six months ended June 30, 2018 was primarily a result of our $268,961 net loss reconciled with our net non-cash expenses relating to depreciation expense, inventory, accounts payable and accrued liabilities.  Cash used in operations of $180,847 during the six months ended June 30, 2017 was primarily a result of our $218,003 net loss reconciled with our net non-cash expenses relating to depreciation expense, accounts payable, accrued liabilities and other assets.

Investing Activities

Net cash used in investing activities for the six months ended June 30, 2017 resulted from the acquisition of equipment in the amount of $13,805.

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

Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At June 30, 2018 and December 31, 2017, the Company had $8,240 and $5,120 in cash, respectively, and $495,640 and $48,894 in negative working capital, respectively.  For the six months ended June 30, 2018 and 2017, the Company had a net loss of $268,961 and $218,003, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: August 30, 2018	/s/ Micah Eldred
Micah Eldred
Director, Principal, Chairman, Chief Executive Officer, President

Date: August 30, 2018	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)