Form 10-Q
period 2018-09-30
Endurance Exploration Group, Inc.
filed 2018-11-14
CIK 1392902

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X]

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2018

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

As of November 14, 2018, the registrant had 55,813,324 shares of common stock outstanding.

PART I – FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INDEX TO CONSOLIDATED UNAUDITED FINANCIAL STATEMENTS

Consolidated Balance Sheets at September 30, 2018 (unaudited) and December 31, 2017	5

Consolidated Statements of Operations for the three and nine months ended September 30, 2018 and 2017 (unaudited)	6

Consolidated Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (unaudited)	7

Notes to the Consolidated Financial Statements (unaudited)	8

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(Unaudited)

	September 30,	December 31,
	2018	2017

ASSETS
Current Assets
Cash and cash equivalents	$ 1,195	$ 5,120
Prepaid expenses	350,000	350,000
Inventory	142,438	-
Total Current Assets	493,633	355,120

Fixed Assets
Equipment, furniture and fixtures	682,842	693,221
Accumulated depreciation	(569,955)	(537,726)
Total Fixed Assets, net	112,887	155,495

TOTAL ASSETS	$ 606,520	$ 510,615

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current Liabilities
Accounts payable and accrued expenses	52,441	60,014
Loans and notes payable to related parties	645,311	344,000
Total Current Liabilities	697,752	404,014

TOTAL LIABILITIES	697,752	404,014

Stockholders' Deficit
Preferred stock, 10,000,000 authorized, $0.001 par value, 0 and 0 issued and outstanding	-	-
Common stock: 100,000,000 authorized; $0.01 par value 43,788,324 and 43,410,324 shares issued and outstanding respectively	437,884	434,104
Additional paid in capital	7,173,280	7,026,209
Accumulated deficit	(7,702,396)	(7,353,712)
TOTAL STOCKHOLDERS' DEFICIT	(91,232)	106,601
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$ 606,520	$ 510,615

The accompanying notes are an integral part of these unaudited financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three Months Ended		For the Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017

Revenues	$ -	$ -	$ -	$ -

Operating Expenses
Operations and research	17,958	20,309	29,747	74,274
Marketing and promotion	3,465	4,224	29,835	32,088
General and administrative	39,283	76,853	235,851	164,486
Depreciation	11,544	15,450	35,310	63,991
Total operating expenses	72,250	116,836	330,743	334,839

Net loss from operations	(72,250)	(116,836)	(330,743)	(334,839)

Other Income (Expense)
Interest expense	(7,473)	-	(17,941)	-
Total other income (expense)	(7,473)	-	(17,941)	-

Net loss	$ (79,723)	$ (116,836)	$ (348,684)	$ (334,839)

Basic and diluted loss per share	$ (0.00)	$ (0.00)	$ (0.01)	$ (0.01)

Weighted average number of shares outstanding	43,729,478	43,024,369	43,544,405	43,076,274

The accompanying notes are an integral part of these unaudited financial statements

ENDURANCE EXPLORATION GROUP, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

	For the Nine Months Ended
	September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$ (348,684)	$ (334,839)

Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	35,310	63,991
Stock-based compensation	119,460	59,193
Capitalization of salvage costs	(142,438)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	(7,573)	(25,980)
Net Cash Used by Operating Activities	(343,925)	(237,635)

CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of equipment		(13,805)
Net Cash Used by Investing Activities	-	(13,805)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from related parties	340,000	252,500
Net Cash Provided By Financing Activities	340,000	252,500

NET INCREASE IN CASH	(3,925)	1,060
CASH, BEGINNING OF PERIOD	5,120	2,523
CASH, END OF PERIOD	$ 1,195	$ 3,583

Supplemental schedule of non-cash financing and investing activities:
May 29, 2018 – Sold equipment in exchange for the forgiveness of related party debt	$ 38,689

The accompanying notes are an integral part of these unaudited financial statements

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS SEPTEMBER 30, 2018

(UNAUDITED)

NOTE A – ORGANIZATION, OPERATIONS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

A summary of the significant accounting policies applied in the preparation of the accompanying consolidated financial statements follows.

Description of Business

Endurance Exploration Group, Inc. (the “Company”) was formed to explore, from an operational and financial perspective, the feasibility and potential economic return of recovering bullion, precious metals, numismatic-grade coinage, high-value non-ferrous metals, and other valuable cargos from both historic and modern shipwrecks throughout the world. The Company’s primary focus is its exploration and recovery operations.

On January 6, 2017, the Company formed EXPL Swordfish, LLC, a Florida limited liability company, as a wholly owned subsidiary for the purpose of pursuing a number of shipwreck and suspected shipwreck targets located in international waters off the Southeast coast of the United States, in a joint-venture with Deep Blue Exploration, LLC d/b/a Marex (“Marex”), which is further described in Note B.

On June 27, 2018, the Company formed a joint venture with Downtown Television, Inc., for the purpose of developing, producing and marketing entertainment content relating to deep-sea exploration, historical shipwreck search, artifact recovery, and expounding upon the history of these shipwrecks.  The joint venture is a new limited liability corporation that is 50% owned each by EXPL Swordfish LLC and Downtown Television Inc., and has been named Megalodon Entertainment, LLC. (“Megalodon”), as is further described in Note B.

The Company’s corporate headquarters is located in Clearwater, Florida.

Fiscal Year

The Company’s fiscal year was changed from January 31 to December 31 in November 2013.

Principles of consolidation and basis of presentation

These consolidated financial statements include the assets and liabilities of the Endurance Exploration Group, Inc. (formerly Tecton Corporation) and its subsidiaries as of September 30, 2018. The acquisition of the membership interests of Endurance LLC and its wholly owned Panamanian subsidiary formed to hold the registry of a research vessel occurred as of the close of its business on December 31, 2013.  The formation of EXPL Swordfish LLC, occurred on January 6, 2017.

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of the financial position as of September 30, 2018 and the results of operations for the three and nine months ended September 30, 2018 and 2017 and cash flows for the nine months ended September 30, 2018 and 2017 have been made. All material intercompany transactions have been eliminated.

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

Impairment of Long-Lived Assets

The Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of such assets may not be recoverable. Fair value is determined based on discounted cash flows or appraised values, depending on the nature of the assets. As of September 30, 2018, and 2017, there were no impairment losses recognized for long-lived assets.

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

Net Earnings (Losses) Per Common Share

The Company computes earnings (loss) per share by dividing net earnings (loss) by the weighted average number of shares of common stock and dilutive common stock equivalents outstanding during the year. Dilutive common stock equivalents may consist of shares issuable upon conversion of convertible preferred shares and the exercise of the Company’s stock options (calculated using the treasury stock method). As of September 30, 2018, there were 4,459,180 common stock equivalents that were anti-dilutive and were not included in the calculation. Common stock issuable is considered outstanding as of the original approval date for purposes of earnings per share computations.

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

Comprehensive Income

The Company records comprehensive income as the change in equity of a business during a period from transactions and other events and circumstances from non-owner sources. It includes all changes in equity during a period except those resulting from investments by owners and distributions to owners. Other comprehensive income (loss) includes foreign currency translation adjustments and unrealized gains and losses on available-for-sale securities. As of September 30, 2018, the Company had no items that represent comprehensive loss and, therefore, has not included a schedule of comprehensive loss in the financial statements.

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

The Company reviews new accounting standards as issued. No new standards had any material effect on these financial statements. The accounting pronouncements issued subsequent to the date of these financial statements that were considered significant by management were evaluated for the potential effect on these consolidated financial statements. Management does not believe any of the subsequent pronouncements will have a material effect on these consolidated financial statements as presented and does not anticipate the need for any future restatement of these consolidated financial statements because of the retro-active application of any accounting pronouncements issued subsequent to September 30, 2018 through the date these financial statements were issued.

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

On July 24, 2018, the Company, operating through its joint venture, Swordfish Partners (the “Joint Venture”), initiated an admiralty action against what the company believes is the S.S. North Carolina, her hull, cargo, tackle, boilers, machinery and appurtenances, seeking to become the substitute custodian, replacing its joint venture partner, Marex, in its role as custodian.  The vessel is located approximately 18 nautical miles east of Myrtle Beach, South Carolina.  The S.S. North Carolina sank on July 26, 1840 without the loss of life, but with presumed cargo of passenger valuables and mails that may have included gold.  The Joint Venture was appointed substitute custodian by the U.S. District Court of the Middle District of Florida, on August 22, 2018.  The Joint Venture anticipates returning to the site during the spring and summer of 2019 to conduct additional surveying, and if warranted, salvage operations of the shipwreck and its cargo.

The results of operations for Swordfish Partners for the nine months ended September 30, 2018 is as follows:

For the Nine Months Ended September 30, 2018

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

NOTE C - GOING CONCERN MATTERS

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2018 and December 31, 2017, the Company had $1,195 and $5,120 in cash, respectively, and $204,119 and $48,894 in negative working capital, respectively.  For the nine months ended September 30, 2018 and 2017, the Company had a net loss of $348,684 and $334,839, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

NOTE D – PREPAID EXPENSES

On May 15, 2015, the Company entered into an agreement with Eclipse Group, Inc., a related party, to provide services, equipment and/or personnel in support of anticipated Endurance salvage projects, to inspect and recover one or more shipwreck cargoes located by Endurance.  The Company issued 2,000,000 common shares at $.25 per share with a value of $500,000.  These shares represent a prepayment for Eclipse services pursuant to a schedule of agreed upon costs and rates.  Eclipse will invoice the Company on a monthly basis as services are rendered.  During 2015, Eclipse rendered $150,000 of the services outlined in this agreement.  As of September 30, 2018, the Company has not received any additional invoices for services outlined in this agreement, and consequently the remaining balance of $350,000 is included in other assets.

NOTE E – FIXED ASSETS

Fixed assets consist of the following at September 30, 2018 and December 31, 2017:

	September 30,	December 31,
	2018	2017

Vessels and equipment	$ 668,750	$ 679,129
Computers and peripherals	14,092	14,092
	682,842	693,221
Less: Accumulated depreciation	(569,955)	(537,726)
Fixed Assets - net	$ 112,887	$ 155,495

Depreciation expense was $35,310 and $63,991 for the nine months ended September 30, 2018 and 2017, respectively.

NOTE F – ADVANCES FROM RELATED PARTIES AND RELATED PARTY TRANSACTIONS

Loans and notes payable to related parties at September 30, 2018 and December 31, 2017 as detailed below are summarized as follows:

	September 30, 2018	December 31, 2017

Notes payable – related parties	$ 638,311	$ 337,000
Advances from related parties	7,000	7,000
	$ 645,311	$ 344,000

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

The Company has entered into a contract with Island Capital Management LLC, which is owned and controlled by Connect X Capital Markets, LLC (“Connect X”), to serve as its transfer agent. Connect X is owned by Micah Eldred and Carl Dilley.  It did not charge the Company for its services during the quarter ended September 30, 2018 or the year ended December 31, 2017.

The Company has entered into a contract with Proxy & Printing, LLC, which is owned and controlled by Island Stock Transfer, Inc, to provide the Company with EDGAR, XBRL and Proxy services relating to its filings with the SEC.  It did not charge the Company for its services during the quarter ended September 30, 2018 or the year ended December 31, 2017.

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

On June 23, 2014, the Company entered into a contract with Eclipse Group Inc. (“Eclipse”) for Eclipse to provide personnel and services to the Company in connection with the operation and monitoring of a remotely operated vehicle (“ROV”) in connection with our investigation of a suspected shipwreck located off the coast of New England. Steven Saint Amour, who serves as a member of the Company’s Board of Directors, and Joan Saint Amour are the principal shareholders and officers of Eclipse.  The contract provides that Eclipse will provide 2 people, including Mr. Saint Amour, for approximately four 12-hour days to operate and monitor the ROV, which will be provided by the Company.  The Company issued 100,000 shares of common stock to Mr. Saint Amour, with an agreed value of $25,000, under the contract, and will reimburse Eclipse in cash for its cost for the second ROV technician.  The Company will also pay Eclipse in cash its cost plus 15% for all third party costs incurred by Eclipse, and provide Mr. Saint Amour and the second technician with food and lodging during the assignment.

On September 3, 2014, the Company entered into a contract with Overseas Marine Vessel Corp, LLC (“OMVC”) pursuant to which OMVC provided the Marine Vessel Manisee in support of an estimated 10-day mission to investigate, identify and recovery artifacts from one or more shipwrecks located in our search area off the coast of New England.  We agreed to reimburse OMVC in cash for all its out-of-pocket expenses only, including but not limited to, mooring, food, fuel, normal maintenance, satellite communications and crew costs.  Toni Eldred, the spouse of Micah Eldred, is a fifty percent owner of OMVC, and Micah Eldred is the co-manager of OMVC.

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

During the year ended December 31, 2017, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $337,000. Additionally, the Company’s CEO made net advances to the Company of $7,000. The advances were to provide the Company with funds to carry on its operations.  These advances do not bear interest, are unsecured and have no specific terms of repayment. The Company did impute interest on these notes for the three months ended March 31, 2018 and recorded interest expense in the amount of $3,817. Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand. For the nine months ended September 30, 2018, the Company recorded interest expense in the amount of $8,395 based on the contracted 5% interest. Total interest expense recorded for the nine months ended September 30, 2018 related to these advances amounted to $12,212.

In March 2018, the Company’s CEO agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which are secured by a Security Agreement on the Company’s assets.  During the nine months September 30, 2018, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $60,000. Additionally, the Company’s CEO made net advances to the Company of $160,000. The advances were to provide the Company with funds to carry on its operations. The Company did impute interest on these notes for the three months ended September 30, 2018 and recorded interest expense in the amount of $661. Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand. For the nine months ended September 30, 2018, the Company recorded interest expense in the amount of $5,539 based on the contracted 5% interest. Total interest expense recorded for the nine months ended September 30, 2018 related to these advances amounted to $5,728.

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

NOTE G – PREFERRED AND COMMON STOCK TRANSACTIONS AND REVERSE SPLIT

The Company has 10,000,000 shares of preferred stock authorized with a par value of $0.001. As of the periods ended September 30, 2018 and December 31, 2017 there are no shares issued or outstanding.

The Company has 100,000,000 shares of common stock authorized with a par value of $0.01. As of the periods ended September 30, 2018 and December 31, 2017 there are 43,788,324 and 43,410,324 shares issued and outstanding, respectively.

On August 16, 2017, the Company issued 250,000 common shares at $0.21 per share as consideration for amending a joint venture agreement.

On August 24, 2017, the Company issued 30,000 common shares at $0.2231 per share for services.

On December 29, 2017, the Company issued 105,955 common shares in exchange for the exercise of warrants.

In 2015, the Company raised $750,000 in a private offering.  In a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights, the Company has offered each investor from the 2015 private offering one additional share for each dollar invested.  As of the date of this filing, the Company has executed agreements for the issuance of 413,000 shares to several of these investors. There were no make-whole provisions contained in the Original 2015 Private Placement. During the nine months ended September 30, 2018 the Company issued 378,000 shares as part of this agreement.

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

As of September 30, 2018, the Company had outstanding non-qualified options to purchase 3,800,000 shares of our common stock at any time prior to their expiration dates with an exercise price of $0.25 per share.

The following table represents stock option activity as of and for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Options Outstanding - December 31, 2016	5,000,000	$ 0.25	1.0 year	$ (0.05)
Granted / Vested	-			-
Exercised
Forfeited/expired/cancelled	(1,200,000)

Options Outstanding – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45

Granted / Vested	-			-
Exercised	-
Forfeited/expired/cancelled	-

Options Outstanding – September 30, 2018	3,800,000	$ 0.25	2 years	$ (0.10)

Outstanding Exercisable – December 31, 2017	3,800,000	$ 0.25	3.0 years	$ 0.45
Outstanding Exercisable – September 30, 2018	3,800,000	$ 0.25	2 years	$ (0.10)

NOTE I – WARRANTS

As of September 30, 2018, the Company had 659,180 warrants outstanding. On December 29, 2017, 164,820 warrants were exercised via cashless exercise into 105,955 shares of our common stock.

The following table represents stock option activity as of and for the nine months ended September 30, 2018:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Aggregate Intrinsic Value
Warrants Outstanding – December 31, 2016	824,000	$ 0.25	6.9 years	$ (0.05)
Issued	-			-
Exercised	(164,820)	$ 0.25	8.0 years	$ 0.45
Expired	-			-

Warrants Outstanding – December 31, 2017	659,180	$ 0.25	5.5 years	$ 0.45
Issued	-			-
Exercised	-
Expired	-			-

Warrants Outstanding – September 30, 2018	659,180	$ 0.25	4.7 years	$ (0.10)

Outstanding Exercisable – December 31, 2017	659,180	$ 0.25	6.9 years	$ 0.45
Outstanding Exercisable – September 30, 2018	659,180	$ 0.25	4.7 years	$ (0.10)

We measured the warrants at their issue date using a Black-Scholes option pricing model. We used the following Black-Scholes assumptions in arriving at the fair value of options granted on May 25, 2016:

Expected Life In Years	2.0
Risk-free Interest Rates	1.080%
Volatility	144.64%
Dividend Yield	0%

NOTE J – SUBSEQUENT EVENTS

In 2015, the Company raised $750,000 in a private offering.  In a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights, the Company has offered each investor from the 2015 private offering one additional share for each dollar invested. See Note G. Subsequent to the report date for this filing, the Company issued 25,000 shares as part of this offer.

Effective October 1, 2018, the Company, through a newly formed Delaware corporation, Caird Explorations, Inc. (“Caird”), formed a joint venture with Global Marine Archaeological Research, LLC (“GMAR”).  Caird will initially be fifty percent (50%) each owned by EXPL and GMAR. EXPL issued and contributed 12,000,000 restricted shares of its common stock to Caird in exchange for its ownership interest in the joint venture, and GMAR assigned and transferred to the joint venture all of its rights, title, and intellectual property including sonar data, photographic data, research, agreements, and all other intellectual property relating to a number of shipwrecks which had previously been located by GMAR; and, the same data and rights concerning a specified, non-located shipwreck (“Primary Target”) which has been the subject of extensive searches by GMAR.  The previously located shipwrecks are located in international waters, off the coast of the Southeastern United States, and are located at depths up to 5000 feet. The Primary Target is expected to be located in the same general area.

In addition to Caird’s formation, EXPL has directly acquired from GMAR a General Dynamics Bluefin 12 Autonomous Underwater Vehicle (“AUV”). The AUV represents a state of the art subsea survey system, capable of autonomously conducting side scan sonar surveys, photographing targets, and conducting other complex sensor surveys in depths up to 1,500 meters, or approximately 5,000 feet of water.  The AUV will be utilized by the joint venture for the continued search for the joint venture’s Primary Target; will be utilized by EXPL in future survey missions for new, deep-water shipwreck targets it wishes to search for, explore, and survey; and, will be offered for charter to commercial users who wish to utilize the system.

On or about October 2, 2018, the United States District Court for the Middle District of Florida, Tampa Division rewarded the Company, operating through its previously announced joint venture, Swordfish Partners, with the entry of its Order granting Swordfish Partners title to those items set forth in the September 2018 Adjudication Report filed with the Court.  As a result of the Court’s Order, Swordfish Partners acquired title to over 600 items and artifacts salvaged from the Steamship Pulaski, a steamship that sank 40 miles off the coast of North Carolina in 1838.  Among the items recovered are over 500 gold and silver coins from all over the world that date back to the late 1700s and early 1800s.

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

Plan of Operation

Salvage operations of Steamship Pulaski began in December 2017, and have continued through the present day to recover the cargo of what we believe to be the Steamship Pulaski.  It is anticipated that the final cost of this salvage operation will be approximately $300,000 - $500,000.  To date we have recovered approximately 500 hundred gold and silver coins, several pocket watches, personal items, dishware, and components of the vessel.  This salvage operation is expected to continue through 2019.  We anticipate beginning to market and sell those items where title has been adjudicated in favor of Swordfish Partners, our joint venture, beginning in 2019.  We may need additional working capital to continue the recovery of cargo from this steamship.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in a position to complete the recovery of cargo of what we believe to be the Steamship Pulaski.

The U.S. District Court for the Middle District of Florida appointed Swordfish Partners as substitute custodian of what we believe to be the S.S. North Carolina, located approximately 18 nautical miles east of Myrtle Beach, South Carolina, on or about August 22, 2018.  we will return to the site during the summer and fall months of this year to conduct additional surveying, and, if warranted, salvage operations of the shipwreck and its presumed cargo of passenger valuables.  If salvage operations proceed, we anticipate the cost of these salvage efforts to be between $300,000 and $500,000.  We may need additional working capital to continue the recovery of cargo from this steamship.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in a position to complete the recovery of cargo of what we believe to be the Steamship North Carolina.

We have acquired as part of our joint venture, Caird, all of GMAR’s rights, title, and intellectual property relating to a number of shipwrecks that were previously located by GMAR; and, the same data and rights concerning a specified, non-located shipwreck that is a primary target.  These shipwrecks are located in international waters off the coast of the Southeastern United States.  We anticipate the cost of continuing this exploration will be $500,000 to $1,000,000.  We need additional working capital to undertake these efforts.  There can be no assurances that we will be successful in securing additional working capital and therefore cannot represent we will ever be in a position to continue this search or complete the recovery of cargo from any of these vessels.

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

Results of Operations

The following information represents our results of operations for the three months ended September 30, 2018 and 2017.

Three Months Ended September 30, 2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%

Total revenue	$ -	$ -	$ -	-

Operations and research	17,958	20,309	(2,351)	(12%)
Marketing and promotion	3,465	4,224	(759)	(18%)
General and administrative	39,283	76,853	(37,570)	(49%)
Depreciation	11,544	15,450	(3,906)	(25%)
Total operating expenses	$ 72,250	$ 116,836	$ (44,586)	(38%)

Other income (expense)	$ (7,473)	$ -	$ (7,473)	(100%)

Net income (loss)	$ (79,723)	$ (116,836)	$ (37,113)	(32%)

Revenue

Since inception through September 30, 2018, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreement or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

Operations and research expenses

Operations and research expenses primarily include all costs within Research, which include costs for travel and consultants, and Salvage and Marine Operations, which include marina fees, repairs and maintenance, fuel, boat expenses and contract crew services. We incurred operations and research expenditures of $97,323 for the three months ended September 30, 2018. However, we only expensed $17,958 of the expenditures. The remaining $79,365 was capitalized in inventory as it related directly to the recovery of coins in the Steamship Pulaski. For the three months ended September 30, 2017 we incurred $20,309 of operations and research expenses.

Marketing and promotion expenses

Marketing and promotion expenses include all costs associated with advertising, printing and travel expenses. We incurred marketing and promotion expenses of $3,465 for the three months ended September 30, 2018 as compared to $4,224 for the three months ended September 30, 2017, a decrease of $759.

General and administrative expenses

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues and subscriptions and other administrative expenses. Also, included in this category are any costs associated with stock-based compensation. We incurred general and administrative expenses of $39,283 the three months ended September 30, 2018 as compared to $76,853 for the three months ended September 30, 2017, a decrease of $37,570.

Depreciation

We incurred depreciation expense of $11,544 for the three months ended September 30, 2018 as compared to $15,450 for the three months ended September 30, 2017, a decrease of $3,906. The decrease was due to multiple assets being fully depreciated in the year ended December 31, 2017.

Non-Operating Activity

We incurred interest expense of $7,473 for the three months ended September 30, 2018 as compared to $0 for the three months ended September 30, 2017, an increase of $7,473. The interest expense was related to related party advances.

Net Losses

For the three months ended September 30, 2018, we incurred a net loss of $79,723 as compared to $116,836 for the three months ended September 30, 2017.

Nine Months Ended September 30, 2018 Compared to 2017

Increase/(Decrease)			2018 vs. 2017
	2018	2017	$	%

Total revenue	$ -	$ -	$ -	-

Operations and research	29,747	74,274	(44,257)	(78%)
Marketing and promotion	29,835	32,088	(2,253)	(5%)
General and administrative	235,851	164,486	71,365	124%
Depreciation	35,310	63,991	(28,681)	(51%)
Total operating expenses	$ 330,743	$ 334,839	$ (4,096)	19%

Other income (expense)	$ (17,941)	$ -	$ (17,941)	(100%)

Net income (loss)	$ (348,684)	$ (334,839)	$ 13,845	4%

Revenues

Since inception through September 30, 2018, we have not generated any revenues.  However, during this period of time, the Company has acquired a ship, side scan sonar, topside computer processing of sonar images and a remotely operated vehicle with cameras that can visually inspect things located by the side scan sonar.  The Company, through contracted personnel, has also developed an operational capability for this ship and its equipment.  The Company can also access, on a contract basis, additional ships, equipment and personnel on a case-by-case basis when needed.  This capability allows the Company to offer aquatic research, survey, inspection and recovery, as well as maritime contract services and consulting to both the public and private sectors that contract for such equipment and services.  As of the time of this filing there are no agreements or contracts for the use of the Company equipment or the services described herein and the Company needs additional working capital to continue to offer said equipment and services.  Therefore, the Company cannot represent that, in the future, it will ever generate revenue from aquatic research, survey, inspection and recovery projects, as well as maritime contract services and consulting.

Expenses

Operations and research expenses

Operations and research expenses primarily include all costs within Research, which include costs for travel and consultants, and Salvage and Marine Operations, which include marina fees, repairs and maintenance, fuel, boat expenses and contract crew services. We incurred operations and research expenditures of $172,185 for the nine months ended September 30, 2018. However, we only expensed $29,747 of the expenditures. The remaining $142,438 was capitalized in inventory as it related directly to the recovery of coins in the Steamship Pulaski. For the nine months ended September 30, 2017 we incurred $53,965 of operations and research expenses.

Marketing and promotion expenses

Marketing and promotion expenses include all costs associated with advertising, printing and travel expenses. We incurred marketing and promotion expenses of $29,835 for the nine months ended September 30, 2018 as compared to $32,088 for the nine months ended September 30, 2017, a decrease of $2,253.

General and administrative expenses

General and administrative expenses include all costs associated with professional, legal fees, insurance, rent, dues and subscriptions and other administrative expenses. Also, included in this category are any costs associated with stock-based compensation. We incurred general and administrative expenses of $235,851 the nine months ended September 30, 2018 as compared to $164,486 for the nine months ended September 30, 2017, an increase of $71,365. The primary reason for the increase was due to the issuance of 378,000 common shares to investors who had invested in a private offering in 2015, in a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights.

Depreciation

We incurred depreciation expense of $35,310 the nine months ended September 30, 2018 as compared to $63,991 for the nine months ended September 30, 2017, a decrease of $28,681. The decrease was due to multiple assets being fully depreciated in the year ended December 31, 2017.

Non-Operating Activity

We incurred interest expense of $17,941 for the nine months ended September 30, 2018 as compared to $0 for the nine months ended September 30, 2017, an increase of $17,941. The interest expense was related to related party advances.

Net Losses

For the nine months ended September 30, 2018, we incurred a net loss of $348,684 as compared to $334,839 for the nine months ended September 30, 2017.

Current Liquidity and Capital Resources for the nine months ended September 30, 2018 versus 2017

	2018	2017
Summary of Cash Flows:
Net cash (used) by operating activities	$ (343,925)	$ (237,635)
Net cash provided by investing activities	-	(13,805)
Net cash provided by financing activities	340,000	252,500
Net decrease in cash and cash equivalents	(3,925)	1,060
Beginning cash and cash equivalents	5,120	2,523
Ending cash and cash equivalents	$ 1,195	$ 3,583

Operating Activities

Cash used in operations of $343,925 during the nine months ended September 30, 2018 was primarily a result of our $348,684 net loss reconciled with our net non-cash expenses relating to depreciation expense, inventory, accounts payable and accrued liabilities.  Cash used in operations of $237,635 during the nine months ended September 30, 2017 was primarily a result of our $334,839 net loss reconciled with our net non-cash expenses relating to depreciation expense, accounts payable, accrued liabilities and other assets.

Investing Activities

Net cash used in investing activities for the nine months ended September 30, 2017 resulted from the acquisition of equipment in the amount of $13,805.

Financing Activities

Net cash provided by financing activities was $340,000 for the nine months ended September 30, 2018, which consisted completely of funds advanced from related parties to facilitate operations for the period. Net cash provided by financing activities was $252,500 for the nine months ended September 30, 2017, which consisted completely of funds advanced from related parties to facilitate operations for the period.

Other Recent Financings

In March 2018, the Company’s CEO agreed to provide a line of credit in the amount of $500,000 to the Company so that it will have the liquidity and funds to carry out its operations.  The Company executed a Demand Note – Line of Credit, whereby it agreed to pay 5% interest on any advances made, which is secured by a Security Agreement on the Company’s assets.  During the nine months ending September 30, 2018, Connect X Capital Markets, LLC made net advances to the Company in the aggregate amount of $60,000. Additionally, the Company’s CEO made net advances to the Company of $280,000. The advances were to provide the Company with funds to carry on its operations.  Beginning on April 2, 2018 these advances began bearing interest at 5% per annum and are payable on demand.

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

Research and Development

For the nine months ended September 30, 2018 and 2017, we incurred expenses for research consultants and travel of $3,100 and $127.

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

Off-Balance Sheet Arrangements

As of September 30, 2018, we had no off-balance sheet transactions that have or are reasonably likely to have a current or future effect on our financial condition, changes in our financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Going concern

The Company's financial statements are prepared using the generally accepted accounting principles applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. At September 30, 2018 and December 31, 2017, the Company had $1,195 and $5,120 in cash, respectively, and $204,119 and $48,894 in negative working capital, respectively.  For the nine months ended September 30, 2018 and 2017, the Company had a net loss of $348,684 and $334,839, respectively. Continued losses may adversely affect the liquidity of the Company in the future. Therefore, the factors noted above raise substantial doubt about our ability to continue as a going concern. The recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern. The Company’s existence is dependent upon management’s ability to develop profitable operations and resolve its liquidity problems.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 4. CONTROLS AND PROCEDURES

As of September 30, 2018, under the direction of our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed in our SEC reports is recorded, processed, summarized and reported within the time period specified by the SEC’s rules and forms, and is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. We concluded that, as of September 30, 2018, our disclosure controls and procedures were not effective at the reasonable assurance level.

There were no changes in our internal controls over financial reporting during the quarter ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCCEDS

There were no sales of equity securities during the three months ended September 30, 2018. However, prior to September 30, 2018, there were issuances of 378,000 shares to investors who had invested in a private offering by the Company from 2015.  In a good faith effort to obtain releases of any potential issues or claims relating to their offering registration rights, the Company offered each investor from the 2015 private offering one additional share for each dollar invested.

Subsequent to the report date for this filing, the Company issued 25,000 additional shares as part of this offer, for a total of 403,000 common shares.

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

Endurance Exploration Group, Inc.
(Registrant)

Date: November 14, 2018	/s/ Micah Eldred
Micah Eldred
Director, Principal, Chairman, Chief Executive Officer, President

Date November 14, 2018	/s/ Christine Zitman
Christine Zitman
Director, Principal Accounting Officer, Secretary, Treasurer (Authorized Officer and Chief Financial Officer)